Form 10-Q
period 1996-06-30
ELANTEC SEMICONDUCTOR INC
filed 1996-08-14
CIK 949872

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                      ====================================
                                    FORM 10-Q
                      ====================================


       Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the Quarter Ended June 30, 1996

                         Commission File Number 0-26690


                           ELANTEC SEMICONDUCTOR, INC.
                                  (Registrant)



             DELAWARE                                   77-0408929
- -----------------------------------      ---------------------------------------
 (state or other jurisdiction of                    (I.R.S. Employer
  Incorporation or organization)                  Identification Number)


                                1996 Tarob Court
                           Milpitas, California 95035
                            Telephone: (408) 945-1323
                    -----------------------------------------
                        (Registrant's principal executive
                          offices and telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.


                           Yes     X     No
                                -------     --------


As of July 28, 1996 8,728,249 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.


                                      INDEX

                           ELANTEC SEMICONDUCTOR, INC.

                                                                                                        Page No.
                                                                                                       ---------
PART I.         FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

                Condensed consolidated statements of income -- Three and nine months ended
                June 30, 1996 and June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . .          3

                Condensed consolidated balance sheets -- June 30, 1996 and September 30, 1995  . .          4

                Condensed consolidated statements of cash flows -- Nine months ended June 30,
                1996 and June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5

                Notes to condensed consolidated financial statements . . . . . . . . . . . . . . .          6


Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .          10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11


PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements



                                        ELANTEC SEMICONDUCTOR, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (In thousands, except per share data)
                                                (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                               June 30,                        June 30,
                                                      ----------------------------    ----------------------------
                                                         1996           1995(1)          1996          1995(1)
                                                      ------------     -----------    ------------    -----------
Net revenues                                             $  9,782        $  7,471        $ 27,946       $ 18,992
Cost of revenues                                            4,627           3,567          13,246          9,048
                                                      ------------     -----------    ------------    -----------
   Gross profit                                             5,155           3,904          14,700          9,944

Operating expenses:
   Research and development                                 1,582           1,272           4,741          3,561
   Marketing, sales, general and administrative             2,248           1,740           6,324          4,442
                                                      ------------     -----------    ------------    -----------
   Total operating expenses                                 3,830           3,012          11,065          8,003
                                                      ------------     -----------    ------------    -----------

Income from operations                                      1,325             892           3,635          1,941
Interest and other, net                                       111              15             332             40
                                                      ------------     -----------    ------------    -----------
Income before taxes                                         1,436             907           3,967          1,981
Provision for taxes on income                                 113              70             310            165
                                                      ------------     -----------    ------------    -----------
Net income                                              $   1,323       $     837       $   3,657      $   1,816
                                                      ============     ===========    ============    ===========

Net income per share                                   $     0.14       $    0.11      $     0.39     $     0.23
                                                      ============     ===========    ============    ===========

Shares used in computing per share amounts                  9,448           7,854           9,337          7,856
                                                      ============     ===========    ============    ===========

(1) The information in this column was derived from the Company's audited consolidated financial statements at June 30, 1995.


See the accompanying notes to the condensed consolidated financial statements.

                                        ELANTEC SEMICONDUCTOR, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (In thousands)

                                                                                     June 30,           Sept. 30
                                                                                       1996             1995 (2)
                                                                                  ---------------    ---------------
                                                                                     (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents                                                        $     12,259         $    6,009
   Short-term investments                                                                  3,451                ---
   Accounts receivable, net                                                                5,070              4,125
   Inventories                                                                             5,935              4,590
   Prepaid expenses and other current assets                                                 372                585
                                                                                  ---------------    ---------------
Total current assets                                                                      27,087             15,309

Property and equipment, net                                                                6,723              4,721
Other assets, net                                                                            618                880
                                                                                  ---------------    ---------------
Total assets                                                                          $   34,428          $  20,910
                                                                                  ===============    ===============

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable and accrued liabilities                                         $      4,738         $    4,118
   Deferred revenues                                                                       3,626              3,416
   Current portion of long-term debt and capital lease obligations                         1,151                921
                                                                                  ---------------    ---------------
Total current liabilities                                                                  9,515              8,455

Long-term debt and capital lease obligations                                               1,604              1,313

Stockholders' equity                                                                      23,309             11,142
                                                                                  ---------------    ---------------
Total liabilities and stockholders' equity                                           $    34,428          $  20,910
                                                                                  ===============    ===============

(1) The information in this column was derived from the Company's audited consolidated financial statements at June 30, 1995.

(2) The information in this column was derived from the Company's audited consolidated financial statements at September 30, 1995.

 See the accompanying notes to the condensed consolidated financial statements.

                                        ELANTEC SEMICONDUCTOR, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                (Unaudited)


                                                                                 Nine Months Ended
                                                                                     June 30,
                                                                         ----------------------------------
                                                                             1996              1995(1)
                                                                        ----------------   ----------------
Operating activities:
Net income                                                                   $ 3,657            $ 1,816
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                            1,211                810
      Changes in operating assets and liabilities:
          Accounts receivable                                                   (945)            (1,217)
          Inventories                                                         (1,345)              (380)
          Prepaid expenses and other current assets                              213               (123)
          Accounts payable and accrued liabilities                               620                891
          Deferred revenues                                                      210                 25
                                                                        ----------------   ----------------
Net cash provided by operating activities                                      3,621              1,822

Investing activities:
Purchase of available-for-sale securities                                     (3,451)                ---
Purchase of property and equipment                                            (1,994)            (1,241)
Other assets                                                                     262                (69)
                                                                        ----------------   ----------------
Net cash used in investing activities                                         (5,183)            (1,310)

Financing activities:
Payments on capital lease and other debt                                        (698)              (355)
Issuance of common stock                                                       8,510                 20
                                                                        ----------------   ----------------
Net cash (used in)/provided by financing activities                            7,812               (335)

Increase (decrease) in cash and cash equivalents                               6,250                177
Cash and cash equivalents at beginning of period                               6,009              5,717
                                                                        ----------------   ----------------
Cash and cash equivalents at end of period                                  $ 12,259            $ 5,894
                                                                        ================   ================

Supplemental disclosures of cash flow information:
Lease and installment financing for capital equipment                       $  1,219            $   885
Interest paid                                                               $    147            $    87
Taxes paid                                                                  $    185            $    65

(1) The information in this column was derived from the Company's audited consolidated financial statements at June 30, 1995.

                           ELANTEC SEMICONDUCTOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE:  1  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 1995 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 1995.

Operating results for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

The Company's fiscal year end is the Sunday closest to September 30. The Company's fiscal quarters end on the Sunday closest to the end of the calendar quarter. For convenience, the Company has indicated that its fiscal quarters end on December 31, March 31, June 30 and September 30.

NOTE:  2 - INVENTORIES

Inventories were comprised of the following:

- --------------------------------------------------------------------------
                                   June 30, 1996            September 30,
                                                               1995(2)
- --------------------------------------------------------------------------
                                               (in thousands)
Raw materials                      $         896            $         347
Work in process                            4,246                    3,710
Finished goods                               793                      533
- --------------------------------------------------------------------------
                                   $       5,935            $       4,590
==========================================================================

NOTE 3  -  NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including business conditions and growth in the markets Elantec serves, fluctuations in gross margin due to the initiation of new manufacturing processes, ability to control manufacturing yields, timely availability and acceptance of new products, the impact of competitive products and pricing, the Company's ability to meet customer delivery schedules, and the other risks detailed below and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

Results of Operation

Net revenues for the third quarter of 1996 increased by 30.9% from the third quarter of 1995. For the first nine months of fiscal 1996 revenues exceeded the corresponding period of 1995 by 47.1%. The increases were primarily attributable to increased unit shipments of the Company's standard commercial products partially offset by declines in average selling prices and a decline in shipments of the Company's military products. Each of the Company's geographical markets showed increases in net revenues for the third quarter and for the first nine months of fiscal 1996 as compared to the same periods in the prior year.

The rate at which Elantec booked new orders slowed in the third quarter, causing the book-to-bill ratio to dip slightly below one.

Lower bookings in the third quarter may impact the Company's ability to grow revenues in the fourth quarter.

Gross margin was 52.7% in the third fiscal quarter of 1996 versus 52.3% in the third quarter of 1995. For the first nine months of 1996, gross margin was 52.6% versus 52.4% in the comparable period for 1995. Improvements in gross margin attributable to the spreading of manufacturing overhead associated with the Company's products over a larger production volume were partially offset by reductions in average selling prices, increases in unfavorable manufacturing yield variances. There can be no assurance that the Company will not encounter similar difficulties in the future. Gross margins may continue to fluctuate from quarter to quarter due to manufacturing yields, foundry performance, changes in average selling prices, and other factors.

During fiscal 1992 and 1993, the Company entered into agreements with Aisin Seiki Co., Ltd., a Japanese manufacturer of automotive parts that extend until fiscal 1998, pursuant to which the Company recognized approximately $393,000 and $1,099,000 of contract revenues in the third quarter and the first nine months of fiscal 1996, respectively, and approximately $412,000 and $1,245,000 in the third quarter and the first nine months of fiscal 1995, respectively. Gross margin on these contract revenues in the third quarter and in the first nine months of both fiscal 1995 and fiscal 1996 was somewhat higher than gross margin on product revenues during the same periods.

Research and development expenses were $1,582,000 and $4,741,000 for the third quarter and the first nine months of fiscal 1996, respectively, versus $1,272,000 and $3,561,000 for the corresponding periods of fiscal 1995. The increases in spending reflected the Company's increased product and process development efforts. The Company intends to manage research and development spending to remain flat from the third to the fourth quarter. In fiscal 1997, the Company expects to incur higher absolute research and development expenses, although these expenses are expected to remain relatively constant or to decline slightly as a percentage of net revenues. There can be no assurance, however, that net revenues will grow at the same or faster rate as the anticipated research and development expenses.

Marketing, sales, general and administrative expenses were $2,248,000 and $6,324,000 for the third quarter and the first nine months of fiscal 1996, respectively, versus $1,740,000 and $4,442,000 for the corresponding periods of fiscal 1995. These increases in spending were attributable to higher commissions on increased sales, higher employee compensation due to increased headcount, higher sales related travel expenses and higher costs associated with the requirements of being a public company. The Company intends to manage marketing, sales, general and administrative expenses to be flat in the fourth quarter as compared with the third quarter.

Interest and other, net was $111,000 and $332,000 for the third quarter and the first nine months of fiscal 1996, respectively, versus $15,000 and $40,000 for the corresponding periods of fiscal 1995. The increases in interest income reflects investment of net proceeds from the Company's initial public offering which was completed in October, 1995.

The provisions for taxes on income for both the third quarter and the first nine months of fiscal 1996 were lower than the statutory rate, principally due to the benefit of net operating loss carryforwards offset by alternative minimum taxes and foreign withholding taxes.

Factors Affecting Future Results

The Company's quarterly and annual results of operations are subject to fluctuations due to a variety of factors, including business conditions in the markets Elantec serves, the volume and timing of orders received, ability of the Company to meet customers' request dates, competitive pricing pressures, fluctuations in manufacturing yields (the portion of good circuits on a silicon wafer), the availability and cost of wafers from outside foundries and other components and materials from the Company's suppliers, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, research and development costs, the timing and level of process development costs, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand and the cyclical nature of semiconductor industry. Many of these factors are outside the Company's control.

The semiconductor industry has been cyclical and subject to significant periodic economic downturns characterized by diminished product demand, accelerated erosion of average selling prices and over capacity. Consistent with a general downing of demand in the semiconductor industry, demand for the Company's products slowed somewhat in the third quarter. The Company believes that this slow down in bookings will result in net revenues for its fiscal fourth quarter that are below what it achieved in its third quarter, 1996. Any material increase in industry-wide production capacity, shift in industry capacity towards products competitive with the Company's products, reduced demand in the markets the Company serves, or other factors could result in a rapid decline in product pricing and could materially and adversely affect the Company's business and results of operations. In addition, the semiconductor industry is characterized by rapid technological change, intense competition and significant expenditures for product development and capital equipment. The Company may experience substantial period-to-period fluctuations in future results of operations due to general semiconductor industry conditions, overall economic conditions or other factors.

Liquidity and Capital Resources

Working capital increased to $17,572,000 at June 30, 1996 from $6,854,000 at September 30, 1995, primarily as a result of the $8,200,000 of net proceeds from the Company's initial public offering in October 1995 and as a result of positive contributions to cash from operations.

Net cash provided by operating activities was $3,621,000 for the nine months ended June 30, 1996. This reflects higher net income offset in part by increased accounts receivable and inventory related to higher revenues.

Capital expenditures were $1,995,000 during the nine months ended June 30, 1996. Additionally, there were outstanding commitments for capital expenditures of approximately $700,000 at June 30, 1996.

The sale of common stock in the Company's initial public offering and the exercise of stock options and warrants generated net proceeds of approximately $8,510,000 for the nine months ended June 30, 1996. The Company invests its cash in interest bearing securities with maturities not exceeding 12 months.

Historically, the Company has generated cash through operations and financing activities in an amount sufficient to fund its requirements. The Company believes that cash on hand and cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements at least through the next twelve months. Any major change in the nature of the Company's business, such as the acquisition of products, the design of products not currently under development or the need for significant new capital expenditures, could change the Company's capital requirements. To the extent the Company requires additional cash, there can be no assurance that the Company will be able to obtain such financing on terms favorable to the Company, or at all.

PART II.  OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K

             (a)  The following exhibits are filed as part of this report:

                  Exhibit 10.17 - Amendment to Standard Industrial/Commercial
                                  Single-Tenant Lease, Dated June 23, 1993

                  Exhibit 10.18 - Standard Industrial/Commercial Single-Tenant
                                  Lease, Dated February 20, 1996

                  Exhibit 10.19 - Amendment to Standard Industrial/Commercial
                                  Single-Tenant Lease, Dated February 20, 1996

                  Exhibit 11.01 - Computation of Per Share Earnings

                  Exhibit 27.00 - Financial Data Schedule

             (b)  Reports on Form 8-K:

                      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      ELANTEC SEMICONDUCTOR, INC.
      (Registrant)






      DATE:                       BY: /s/ Terrence W. Plette
           -------------------       ----------------------------
                                      Terrence W. Plette
                                      Duly authorized officer of the registrant,
                                      and Chief Financial Officer