Form 10-K
period 1996-09-30
ELANTEC SEMICONDUCTOR INC
filed 1996-12-20
CIK 949872

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    (Mark One)
         x      Annual Report  Pursuant to Section 13 or 15(d) of the Securities
     ---------  Exchange  Act of 1934 for the Fiscal  Year Ended  September  30,
                1996.
                                       OR

     ---------  Transition  Report  Pursuant  to  Section  13  or  15(d)  of the
                Securities Exchange Act of 1934 for the Transition  Period  from
                             to              .
                ------------      -----------

                         Commission File Number 0-26690
                                                -------

--------------------------------------------------------------------------------

                           ELANTEC SEMICONDUCTOR, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                             77-0408929
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              675 Trade Zone Boulevard, Milpitas, California 95035
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (408) 945-1323

--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

         None                                            None
(Title of each class)                (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES        X                        NO
                           -------                            -------

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on November 22, 1996 as reported on the Nasdaq National Market: $44,881,905. This calculation does not include a determination that persons are affiliates for any other purpose.

Number of shares outstanding of the registrant's common stock as of November 22, 1996: 8,757,445

                                  -------------

Documents Incorporated By Reference

Part III - Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held February 21, 1997.

================================================================================

                                     ELANTEC SEMICONDUCTOR, INC.

                                              FORM 10-K

                            For the Fiscal Year Ended September 30, 1996

                                          Table of Contents

                                               PART I
                                                                                               Page
                                                                                               ----
Item 1.       Business........................................................................   3

Item 2.       Properties......................................................................  16

Item 3.       Legal Proceedings...............................................................  16

Item 4.       Submission of Matters to a Vote of Security Holders.............................  16

                                               PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...........  17

Item 6.       Selected Financial Data.........................................................  18

Item 7.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations...................................................................  19

Item 8.       Financial Statements and Supplementary Data.....................................  25

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure......................................................................  25

                                              PART III

Item 10.      Directors and Executive Officers of the Registrant..............................  26

Item 11.      Executive Compensation..........................................................  26

Item 12.      Security Ownership of Certain Beneficial Owners and Management..................  26

Item 13.      Certain Relationships and Related Transactions..................................  26

                                               PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.................  27

Signatures    ................................................................................  42


                                     PART I

ITEM 1:  BUSINESS


         Elantec Semiconductor, Inc. ("Elantec" or the "Company") designs, manufactures and markets high performance analog integrated circuits primarily for the video/multimedia, data processing, instrumentation and communications markets. The Company targets high growth commercial markets in which advances in digital technology are driving increasing demand for high speed, high precision and low power consumption analog circuits. Electronic systems manufacturers in these markets typically have requirements for analog circuits with particular precision, linearity, speed, power and signal amplification capabilities. The Company addresses these requirements with standard products that serve several markets or application specific standard products ("ASSPs") designed for specific markets and applications. The Company offers families of standard products and ASSPs that are used as building blocks to provide high performance analog solutions to a broad range of customers in the Company's target markets. By offering both standard products and ASSPs, the Company seeks to broaden its customer base with standard products and to expand product sales to new and existing customers with ASSPs that meet their specific requirements. The Company offers more than 150 high performance analog products, such as amplifiers, drivers, faders, transceivers and multiplexers, most of which are available in multiple packaging configurations. The majority of the Company's products are manufactured at the Company's internal manufacturing facility in Milpitas, California.

Industry Overview

         Semiconductor products are the fundamental components of all modern electronic systems. These products process signals in two forms, analog and digital. Analog signals are continuous electrical signals that fluctuate over a wide range of values and represent real-world phenomena, such as light, sound, temperature, pressure and speed, which fluctuate continuously over a wide range of values. Digital signals are discrete electrical signals that are either on or off, corresponding to the binary digits one and zero, and are used to represent numerical values and alphanumeric characters. Digital circuits, such as memory devices and microprocessors, typically process on-off electrical signals to perform computational or data processing functions. Analog (or linear) circuits, such as amplifiers, drivers, faders, transceivers and multiplexers, amplify, transmit and modulate continuous analog signals associated with physical properties. Sound, light and color are received by many electronic systems as analog audio and video signals and must be transformed, filtered, amplified and converted into a digital format before they can be digitally processed, and then must be converted back to analog signals to be heard or displayed. Virtually all electronic systems produced today require a combination of analog and digital integrated circuits as well as mixed signal devices that combine both analog and digital functions in the same integrated circuit and provide an interface between the analog and digital worlds.

         Analog circuits operate over a wide range of voltages, which limits the minimum dimensions that can be used in the device structures of analog integrated circuits. Thus, the development of successful analog integrated circuits is generally more dependent on innovative design within technological constraints rather than on achieving small feature sizes and high densities. Typically, designers of analog circuits must take into account complex interrelationships between the manufacturing process, the physical layout of the circuit elements and the packaging of the end product, all of which can significantly affect performance. Moreover, the high performance characteristics required by new and emerging applications for analog circuits involve increasingly advanced designs, which will in turn require more skilled analog designers, innovative design strategies and rigorous design methodologies. The number of design engineers who have the training, creativity and experience to design complex analog circuits is very limited, and the available computer-aided design ("CAD") tools for analog circuit design typically require substantial customization by the user in order to provide adequate utility for complex analog circuit design.

         In order to meet the needs of electronic systems manufacturers, analog integrated circuit companies must offer a wide range of both high performance standard products and market specific ASSPs. Standard products can serve as basic building blocks to assist system designers in bringing new products to market rapidly. ASSPs enhance performance and combine functions to reduce system size and cost as end-user needs become better defined and system unit volumes increase. The critical point of competition for analog integrated circuit companies is at the "design-in" stage when the system designer evaluates various alternative components for implementing the system architecture. Companies that offer families of analog standard products and ASSPs that perform a number of the functions required by the systems design will typically have an advantage at the design-in stage because systems designers prefer to choose products from the same vendor once the vendor has been qualified as a producer of reliable products.

         The Company believes that the pervasive use of digital integrated circuits in electronic systems and the rapid advances in digital technology are driving increasing demand for high performance analog products, particularly in the video/multimedia, data processing, instrumentation and communications markets.

Product Markets and Applications

         Elantec targets four high growth commercial markets where it believes there is an increasing demand for analog solutions: video/multimedia, data processing, instrumentation and communications. In each of its target markets, the Company offers a family of standard products and ASSPs that are designed to be used as building blocks by addressing a number of common component requirements, thereby providing more effective solutions for electronic systems designers. Most of the Company's standard products are used in more than one of these markets, while in general each ASSP is used in only one specific market.

         The following table sets forth examples of typical applications of the Company's products in each of the four target commercial markets and a representative application:


      ----------------------------- ----------------------------------------

                 Market                      Typical Applications

      ----------------------------- ----------------------------------------
      Video/Multimedia              Overhead Displays
                                    Set Top Converters
                                    Special Effects Generators
                                    Switchers/Routers
                                    Video Cameras
                                    Video Distribution Networks
                                    Video Signal Processing
                                    Workstations
      ----------------------------- ----------------------------------------
      Data Processing               Copiers
                                    Document Scanners
                                    Optical Disk Drives
                                    Personal Computers
                                    Power Supplies
                                    Streaming Tape Drives
      ----------------------------- ----------------------------------------

      ----------------------------- ----------------------------------------
      Instrumentation               Analyzers
                                    Automatic Testers
                                    Measuring Instruments
                                    Medical Instrumentation
      ----------------------------- ----------------------------------------
      Communications                ADSL Transceivers
                                    HDSL Transceivers
                                    Video Phones
                                    Video Teleconferencing
      ----------------------------- ----------------------------------------
      ----------------------------- ----------------------------------------

Primary Markets

         Video/Multimedia. Video images are increasingly being incorporated into electronic applications such as multimedia computing and communications. This trend is creating increasing demand for high speed amplifiers and specialty analog circuits for the processing and display of video signals. The Company focuses on several segments of the video/multimedia market, including displays, set top converters, special effects generators, studio equipment and video distribution networks.

         Data Processing. The growth of data processing, particularly in personal computers, has been driven by advances in digital technology, which have in turn created new applications for analog functions. In this market, the Company's products include amplifiers for document scanners and copiers, and circuits for tape head drivers for streaming tape drives. In addition, the emergence of microprocessors that operate at voltages as low as 2.7 volts is creating requirements for new power conversion solutions. For example, the next generation Intel Pentium Pro microprocessor series has the ability to interface with the power supply to adjust its operating voltage for optimum microprocessor performance. This capability has created an opportunity for a new class of analog power supply products that interface with the microprocessor, and Elantec is currently developing and improving a family of products to serve these requirements.

         Instrumentation. The detection and measurement of analog information such as light, sound, temperature, pressure and speed in industrial, medical and other measurement systems have been a traditional focus of analog circuits. As systems grow more complex and information is processed at higher rates, there is a concomitant requirement for higher speed analog circuits to process the information in analog format. The Company supplies products for high speed instrumentation, automatic testers and medical instrumentation, such as ultrasound scanners.

         Communications. The convergence of communications and computers has also created opportunities for high performance analog circuits. For example, electronic communications through telephone lines increasingly include both digital and analog information such as audio, video and data and require digital and analog circuits to transmit and process them. In this market, the Company supplies transceivers and high speed amplifiers for Asymmetrical Digital Subscriber Line ("ADSL") and High Bit Rate Digital Subscriber Line ("HDSL")
techniques for increasing the rate at which data is transmitted over twisted-pair wires such as conventional telephone lines, which is important for emerging communications applications such as Internet access, video-on-demand and picture phones.

Other Markets

         In addition to its primary markets, the Company provides its products to electronic systems manufacturers in the military and automotive markets.

         Military. The Company has historically offered products for a variety of military applications and continues to offer certain products to meet the needs of customers of these products. However, the Company is not currently designing new products for the military market. The Company does not expect sales of military products to increase in the future as the Company continues to focus its resources on its four target markets in the commercial sector. The Company is subject to audits by the Defense Electronic Supply Center to assess its compliance with certain military defense requirements. In fiscal 1995 and fiscal 1996, sales of military products accounted for approximately 18% and 9% of the Company's net product revenues, respectively.

         Automotive. In February 1993, the Company entered into an agreement with Aisin Seiki Co., Ltd. ("Aisin"), a manufacturer of automotive parts in Japan and a member of the Toyota group of companies. Under the terms of the agreement, Elantec has licensed to Aisin certain proprietary Elantec technology to design and manufacture analog integrated circuits for the automotive market, in return for certain license fees and royalty payments upon the sale of products derived therefrom. Under the agreement, the Company is currently developing, and plans to manufacture, certain automotive products for Aisin. The current agreement continues through 1998 and provides for payment to Elantec of a total of $7,000,000 in license fees of which $6,560,000 cash has been received through 1996.

Products

         The Company offers more than 150 high performance analog products, most of which are available in multiple packaging configurations.

         Standard Products. Amplifiers and buffers are used to amplify or reproduce analog electrical signals (either voltage or current) without distortion. High power amplifiers provide a large electrical output current or voltage and are particularly useful in video transmission and communications applications. High speed amplifiers and buffers are designed specifically to process high frequency signals such as video information without distortion. Comparators are circuits that accurately measure an electrical signal level in comparison with a predetermined value and indicate the result. Mosfet drivers are circuits that control the switching functions of mosfet (metal-oxide-semiconductor field effect transistor) power transistors used in power control applications.

         Application Specific Standard Products. For the video/multimedia market the Company offers a variety of ASSPs that can be used as standard building blocks to provide solutions to the video system designer for many common video circuit designs. Sync separators are timing circuits that control the position and stability of the video image on a video display. D.C. restoration circuits restore to the correct voltage level a video signal that has been amplified and processed in order to ensure accurate transfer of video information. Video multiplexers allow multiple video inputs to be connected to a single output in a selected manner. Faders combine separate signals in different ratios for special effects such as the fading of one video image into another. Tape head drivers provide the signals that activate a magnetic tape head to transfer the electrical signal to the magnetic tape for storage. In the instrumentation market, pin drivers and receivers are used in automatic test equipment to generate and detect electrical signals to test electronic components. In the communications market, transceivers are used to transmit and receive high speed analog signals containing encoded digital information over twisted pair telephone lines.

Sales and Distribution

         The Company sells its products either directly to customers with the assistance of independent sales representatives, or indirectly through independent distributors. The Company's direct sales force consists of sales managers and field application engineers who support customers, sales representatives and distributors in each major geographic market. The sales staff and field application engineers are located at the Company's Milpitas, California headquarters and in field sales offices in Massachusetts and London. The Company's sales staff and field application engineers also manage, train and support the Company's network of distributors.

         In North America, the Company sells its products through 25 independent sales representative organizations having a total of more than 35 offices and six distributors having a total of more than 90 locations. These distributors are entitled to price rebates on unsold inventory if the Company lowers the prices of its products. In addition, on a semi-annual basis, these distributors are permitted to return for credit, against purchases of an equivalent dollar value of products, up to 5% of their total product purchases during the most recent six-month period.

         In fiscal 1994, domestic sales to Marshall Industries represented approximately 11% of the Company's net revenues, and In fiscal 1995, sales to Marshall Industries, Internix, Inc. and Insight Electronics, Inc. represented approximately 13%, 11% and 10% of the Company's net revenues, respectively. In 1996, no single domestic representative or distributor accounted for sales in excess of 10% of the Company's net revenues. See Note 1 of Notes to Consolidated Financial Statements.

         Outside North America, the Company sells its products through a network of international distributors. Such international sales represented approximately 28%, 32% and 48% of the Company's net product revenues, excluding Aisin contract revenues, in fiscal 1994, 1995, and 1996, respectively. During fiscal 1996, approximately 15% of the Company's net revenues were to Microtek International, Inc. in Japan. In 1994 and 1995, no single international distributor accounted for sales in excess of 10% of the Company's net revenues. On a semi-annual basis, international distributors are permitted to return for credit, against purchases of an equivalent dollar value of products, up to 5% of their total product purchases during the most recent six-month period.

         In connection with its international sales, the Company is subject to the normal risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, changes in legislation or regulations relating to the import or export of semiconductor products, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. Because sales of the Company's products are denominated in United States dollars, fluctuations in the value of the dollar could increase the prices in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. Additionally, currency exchange fluctuations could reduce the cost of products from the Company's foreign competitors.

         A substantial portion of the Company's product revenues are realized through independent distributors and independent sales representatives that are not under the direct control of the Company. These independent sales organizations generally carry the product lines of a number of companies, are not subject to any minimum purchase requirements and can discontinue selling the Company's products at any time. Accordingly, the Company must compete for the focus and sales efforts of its distributors and independent sales representatives. In addition, the Company's distributors are permitted to return to the Company a portion of the products purchased by them, and the Company's business and results of operations could be materially adversely affected if the amount of returns exceeds the Company's reserves. There can be no assurance that the Company will be able to retain the loyalty and attention of its distributors and representatives. The loss of one or more of the Company's distributors or representatives could have a material adverse effect on the Company's business and results of operations.

Backlog

         At September 30, 1996, the Company's product backlog was approximately $9.7 million, compared to $7.7 million at September 30, 1995. The Company generally includes in backlog all orders scheduled for delivery within six months. The Company's business, and to a large extent the entire semiconductor industry, is characterized by short-term orders and shipment schedules. These orders can generally be cancelled or rescheduled without significant penalty to the customers. As a result, the quantities of the Company's products to be delivered and their delivery schedules are frequently revised by customers to reflect changes in their needs. Since backlog can be cancelled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenues.

Design Methodology and Process Technology

         Design Methodology

         The  Company's   designers  apply  a  rigorous,   standardized   design
methodology intended to accelerate the development and introduction of new products, maintain consistent quality and promote the development and sharing of design expertise among the engineering staff. Each designer utilizes a common set of customized CAD tools on a network of computer workstations and applies standardized design rules in order to facilitate the integration of different designs or design elements. The Company promotes design integrity and sharing of expertise by requiring each designer to subject designs to a series of peer reviews and simulation and verification tests at different stages of design development. The Company has developed proprietary computer models of circuit elements to assist in the modeling, simulation, layout and verification of circuit designs.

         In order to accelerate the rate of new product introductions, create broad product families and respond to new market opportunities, the Company designs multiple products simultaneously based on an array methodology and common core designs. This approach enables the Company to produce several different products, each with high performance characteristics tailored to a variety of specific applications, by applying different circuit connections to a single piece of silicon on which a core design is implemented.

         The Company's approach to new product development is driven by specific market requirements in addition to advances in technology and design methodology. The Company has adopted a systematic approach of using its field application engineers to identify market opportunities for new high performance products, contacting other customers to determine whether there is an opportunity to develop products that will be applicable to a broad range of customers in the Company's target markets and consulting with the Company's analog designers and marketing personnel to define ASSPs for the target markets.

         Process Technology

         The Company uses a variety of semiconductor process technologies for its products in order to meet the particular requirements of different customers and applications. The Company's process technologies include dielectric isolation and junction isolation complementary bipolar, junction isolation bipolar, and CMOS technologies. In addition, the Company utilizes other manufacturing technologies to produce hybrid semiconductor products, primarily for military applications.

         Complementary Bipolar Technology. The Company uses complementary bipolar technologies primarily for high speed applications such as video amplifiers and video ASSPs. Complementary bipolar technology uses two different types of transistors (referred to as "pnp" and "npn") to process high speed analog signals efficiently in either positive or negative polarity, which substantially simplifies the design process by allowing symmetrical design architectures, permits improved speed and requires less power. For high speed, high voltage applications, which constitute a majority of the Company's applications, Elantec uses dielectric isolation complementary bipolar technology. For low voltage, high speed applications such as certain amplifiers and video ASSPs, the Company uses junction isolation complementary bipolar technologies provided by an outside foundry.

         Dielectric Isolation Technology. Dielectric isolation is an SOI manufacturing technique that uses insulating oxide to isolate transistors from each other electrically. This technique has the inherent advantages of low electrical capacitance, which allows high speed signal processing and minimizes cross-talk or unwanted interference from other signals, and higher voltage operation, which is useful for instrumentation and many other analog applications. Dielectric isolation technology also allows high temperature operation and provides a high degree of immunity from radiation, which can be important for certain commercial and military applications.

         Junction Isolation Technology. In junction isolation technology, the transistors are isolated from each other electrically by a reverse biased semiconductor junction. This technique is the most widely used semiconductor manufacturing technology due to its relatively simple process and low costs but does not offer the advantages of SOI technology such as lower capacitance, higher temperature operation and relative immunity to interference from adjacent electrical signals. The Company uses conventional junction isolation bipolar technology from third-party foundries where high speed is not a prerequisite, such as in disk drive controllers.

         Complementary Metal-Oxide-Semiconductor Technology. Since 1992, Elantec has pursued a strategy to provide a wider range of products using CMOS technology. CMOS technology enables the design of circuits with lower power consumption than bipolar circuits, but with relatively lower speed, and is well suited for analog switching and mixed signal applications. As a result, CMOS technology is used in portable applications where power consumption is of concern and high speed is not critical. Elantec's family of high performance CMOS products is based on processes that are optimized for analog applications and can be used at frequencies up to 50 megahertz. Although CMOS technology is widely used in the semiconductor industry and the process for manufacturing CMOS products is well established, the Company's experience in selecting and designing CMOS products is limited, and there can be no assurance that the Company will be successful in selecting and designing CMOS products that meet market needs.

         Bonded Wafer Technology. As part of its future bipolar product development strategy, the Company is developing an alternative form of SOI technology called bonded wafers. The Company believes that, if successful, the bonded wafer technology could provide many of the same benefits as dielectric isolation but with lower wafer cost and improved performance due to higher speed and smaller device size. However, there can be no assurance that the development of the bonded wafer technology can be successfully accomplished in a timely manner or that it will provide the desired improvements over the Company's current technology. Significant delays in the development of the bonded wafer technology or manufacturing problems associated with transferring the Company's current product line to this technology would have a material adverse effect on the Company's business and results of operations. In addition, delays in the development of this technology would adversely affect the Company's new product development program.

         The markets for the Company's products are characterized by rapid technological change and frequent new product introductions. There can be no assurance that the Company's analog products or the process technologies utilized by the Company will not become obsolete or that the bonded wafer technology being developed by the Company will not be supplanted by alternative new technologies. In addition, as digital integrated circuits have become faster and their processing capacity has expanded, digital circuits have increasingly been used to perform functions in electronic systems that were previously performed with analog technologies. There can be no assurance that further advances in digital processing power will not eventually supplant analog technologies in those new applications, which could have a material adverse effect on the Company's business and results of operations.

Manufacturing

         The Company manufactures semiconductor wafers for its dielectric isolation complementary bipolar products in its own facility to optimize the performance of these products and maintain a high degree of manufacturing control. The Company's manufacturing facilities in Milpitas, California include a four-inch wafer fabrication facility and a 3,500 square foot clean room with a class 10 masking facility (no more than 10 particles larger than 0.5 microns in size per cubic foot of air). The Company broadens its manufacturing capabilities by using third-party foundries to produce junction isolation bipolar wafers and CMOS wafers. The use of third-party foundries enables the Company to focus on its design strengths and minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of obsolescence.

         Sales of dieletric isolation products represented approximately 67% of the Company's net product revenues in fiscal 1995 and 74% in 1996. The process for manufacturing dielectrically isolated integrated circuits is more complex than processes for junction isolation bipolar manufacturing, and the number of foundries that have the capability to produce dielectrically isolated semiconductor wafers is limited. The loss of any of these foundries would have a material adverse effect on the Company's business and results of operations.

         The Company uses different third-party foundries to supply semiconductor wafers for its junction isolation bipolar, complementary bipolar and its CMOS products. Sales of these products collectively represented approximately 15% and 16% of the Company's net product revenues in fiscal 1995 and fiscal 1996, respectively. The Company currently uses a single source of wafers for junction isolation bipolar and complementary bipolar processes, and has two sources for CMOS processes. Elantec will continue to establish alternate or second sources in the future. The Company believes that it has had good long-term relationships with its foundries and that its relationships with its foundries are stable. However, any interruption in the supply of wafers from the Company's foundries would have a negative impact on the Company's business and results of operations until an alternate source could be established. Although the Company believes that it could develop alternative sources of supply, there can be no assurance that the Company could do so in a timely manner to prevent such a material adverse impact.

         The Company's commercial products are assembled by a variety of subcontractors in Asia. These subcontractors may also be subject to capacity, yield and quality problems or have difficulty obtaining critical raw materials, which could result in disruptions in the supply of assembled products. Any delay or disruption in the supply of assembled products, whether by reason of manufacturing or assembly delays or other problems, might result in the loss of customers, limitations or reductions in the Company's revenue or other material adverse effects on the Company's business and results of operations.

         The Company tests each integrated circuit or "die" on the wafers produced by the Company and its foundries for compliance with performance specifications before assembly. Following assembly, the packaged units are returned to the Company for final testing and inspection prior to shipment to customers. The Company then performs extensive testing on all circuits using advanced automated test equipment to ensure that the circuits satisfy specified performance levels. The Company manufactures its military products in conformance with the stringent quality and reliability requirements of Military Standard 883, at its military-certified facility in Milpitas, California.

         The Company anticipates that it will meet its future growth requirements by expanding its manufacturing capability at its present location in Milpitas, California. These plans include expanding its wafer fabrication capability for dielectric isolation and bonded wafers, and expanding its analog testing capability. On October 1, 1996 the Company signed a lease for a total of approximately 24,000 square feet of space located adjacent to the Milpitas manufacturing facility. Moving administrative functions to this new facility will facilitate the manufacturing expansion.

Environmental Laws

         The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Although the Company believes that its activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. There can be no assurance that regulatory changes or changes in regulatory interpretation or enforcement will not render compliance more difficult and costly. Any failure of the Company to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject it to significant future liabilities.

Research and Development

         The Company's ability to compete depends, in part, upon its continued introduction of technologically innovative products on a timely basis. Elantec's product development strategy emphasizes a broad line of products to address a diversity of customer applications. The Company's research and development efforts are directed primarily at designing and introducing new products and technologies and, to a lesser extent, developing new testing and packaging techniques. The Company continually upgrades its internal technology while also working with foundries to develop new technologies for new generations of products. In addition, the Company continually refines its manufacturing practices and technology to improve the yields of its products.

         The Company has assembled a team of highly skilled analog design engineers. As performance demands have increased the complexity of analog circuits, the design and development process has become a multi-disciplinary effort, requiring expertise ranging from detailed knowledge of device physics to expertise in device placement and packaging to avoid unwanted cross-talk and signal interference. The Company supports its key designers with an infrastructure of device physicists, product engineers and test engineers who perform various support functions and allow the designers to focus on the core elements of the design.

         As part of its future bipolar product development strategy, the Company is developing a form of SOI technology called bonded wafers. Bonded wafer technology uses two flat oxidized silicon wafers that are thermally bonded to one another, after which one wafer is precisely ground and polished to form a thin silicon layer supported by the insulating oxide and the remaining silicon wafer. This thin silicon layer is suitable for making individual elements of the semiconductor circuits that are electrically isolated from each other by insulating oxide to provide performance characteristics superior to those achievable with other technologies such as dielectric isolation and junction isolation. The Company believes that, if successful, the bonded wafer technology could provide many of the same benefits as dielectric isolation but with lower wafer cost and improved performance due to higher speed and smaller device size. This technology could provide the Company with the capability to provide products with higher levels of integration and performance to the Company's target markets. However, there can be no assurance that the development of the bonded wafer technology can be successfully accomplished in a timely manner or that it will provide the desired improvements over the Company's current technology. Significant delays in the development of this bonded wafer technology or manufacturing problems associated with transferring the Company's current product line to this technology would have a material adverse effect on the Company's business and results of operations. In addition, delays in the development of this technology would materially and adversely affect the Company's new product development program.

         In fiscal 1994, fiscal 1995 and fiscal 1996, the Company spent $3.9 million, $4.8 million and $6.4 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

Patents and Licenses

         The Company seeks to protect its proprietary technology through patents and trade secret protection. Currently, the Company holds 29 United States patents and three foreign patents, expiring on various dates between the years 2005 and 2013 and has additional pending United States patent applications, although there can be no assurance that any patents will result from these applications. While the Company intends to continue to seek patent coverage for its products and manufacturing technology where appropriate, the Company believes that its success depends more heavily on the technical expertise and innovative abilities of its personnel than on its patent position. Accordingly, the Company also relies on trade secrets and confidential technological know-how in the conduct of its business. There can be no assurance that the Company's patents or applicable trade secret laws will provide adequate protection for the Company's technology against competitors who may develop or patent similar technology or reverse engineer the Company's products. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including

Asia, Europe and Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

         The Company has not been involved in any intellectual property litigation to date. However, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. There can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or technologies. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance that licenses will be available on responsible commercial terms, or at all, with respect to disputed third-party technology. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology at a reasonable cost, the Company's business and results of operations would be materially and adversely affected.

         The Company has licensed to Aisin certain of the Company's proprietary technology to design and manufacture analog semiconductor products for the automotive market. See "Product Markets and Applications -- Other Markets."

Competition

         The semiconductor industry is intensely competitive and is characterized by rapid technological change, product obsolescence and price erosion in many markets. The analog integrated circuit segment of the
semiconductor   industry  is  also   intensely   competitive,   and  many  major
semiconductor companies presently compete or could compete in some segment of the Company's market. Most of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources and broader product lines than Elantec. The Company also competes indirectly with the in-house design staffs of certain of its customers, which often provide alternative solutions to individual analog systems requirements. The Company's current primary competitors are Analog Devices, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., and National Semiconductor
Corporation. As the Company expands its product line, it expects that competition will increase with these and other domestic and foreign companies. Although foreign companies have not traditionally focused on the high performance analog market, many foreign companies, particularly certain Asian companies, have the financial and other resources to participate successfully in these markets, and there can be no assurance that they will not become formidable competitors in the future.

         The Company believes that its ability to compete successfully depends on a number of factors, including the breadth of its product line, the ability to develop and introduce new products rapidly, product innovation, product quality and reliability, product performance, price, technical service and support, adequacy of manufacturing capacity and sources of raw materials, efficiency of production, delivery capabilities and protection of the Company's products by intellectual property laws. The Company believes that product innovation, quality, reliability, performance and the ability to introduce products rapidly are more important competitive factors than price in its target markets because the Company competes primarily at the stage when system manufacturers design analog products into their systems. At the design-in stage, there is less price competition, particularly where there is only one source of an application specific product. The Company believes that, by virtue of its analog expertise and rigorous design methodology, it competes favorably in the areas of rapid product introduction, product innovation, quality, reliability and performance, but it may be at a disadvantage in comparison to larger companies with broader product lines, greater technical and financial resources and greater service and support capabilities. There can be no assurance that the Company will be able to compete successfully in the future.

Employees

         At September 30, 1996, the Company had 162 full time employees. The Company believes that its future success will depend, in part, on its ability to attract and retain qualified technical and manufacturing personnel. This is particularly important in the areas of product design and development, where competition for skilled personnel, particularly those with analog experience, is intense. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.


Executive Officers and Directors of the Company

         The executive officers and directors of the Company are as follows:


          Name                                 Age    Positions
          David O'Brien                        57     President, Chief Executive Officer and Director

          Terrence W. Plette                   48     Vice President of Finance and Administration,
                                                      Chief Financial Officer and Secretary

          Richard E. Corbin                    61     Vice President of Bipolar Design Engineering

          Ralph S. Granchelli, Jr.             41     Vice President of Marketing

          Barry L. Siegel                      57     Vice President of Engineering

          Donald T. Valentine (1)              64     Director and Chairman of the Board

          Chuck K. Chan (2)                    46     Director

          James V. Diller (2)                  61     Director

          B. Yeshwant Kamath (1)               48     Director

----------------

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

         David O'Brien has served as President, Chief Executive Officer and a director of the Company since September 1987, and served as Chief Financial Officer from August 1995 to December 1995. From 1982 to September 1987, he served as President and Chief Executive Officer of Precision Monolithics, Inc. ("Precision Monolithics"), a semiconductor company. From 1979 to 1982, he was Vice President of Engineering and Senior Vice President of Operations at Precision Monolithics. Previously, Dr. O'Brien was employed by Fairchild Semiconductor Corporation ("Fairchild Semiconductor") from 1973 to 1979, where he served in several managerial positions in engineering and operations. Dr. O'Brien holds a B.S. degree in physics and M.S. and Ph.D. degrees in electrical engineering from the University of Wales, Swansea, United Kingdom, and an M.B.A. degree from the University of Santa Clara, California.

         Terrence W. Plette has served as Vice President of Finance and Administration, Chief Financial Officer and Secretary of the Company since December 1995. Previously, Mr. Plette held various positions at Intel Corporation from 1973 to 1994, including Network Products Division Controller, Semiconductor Products Group Controller and Corporate Accounting and International Controller. Mr. Plette holds a B.A. degree in economics from the University of California, Santa Barbara, an M.A. degree in economics from San Jose State University, and an M.B.A. degree in finance from the University of Santa Clara.

         Richard E. Corbin has served as Vice President of Bipolar Design Engineering of the Company since September 1992. From October 1987 to August 1992, he served as the Company's Vice President of Operations. From 1981 to
1987, Mr. Corbin was employed at Precision Monolithics, in a variety of management positions including Director of CMOS Operations and Vice President of New Product Development. From 1976 to 1980, Mr. Corbin held various positions at Fairchild Semiconductor including Division Operations Manager of CMOS. Mr. Corbin holds a B.S. degree in mathematics and physics from Arizona State University.

         Ralph S. Granchelli, Jr. has served as Vice President of Marketing since September 1994 and Vice President of Marketing and Sales of the Company from November 1990 to August 1994. From 1985 to October 1990 he served as the Company's Vice President of Sales. From 1983 to 1985, Mr. Granchelli was National Sales Manager of Teledyne Semiconductor, Inc., a division of Teledyne Industries, Inc. Previously, Mr. Granchelli held senior sales positions with Micro Power Systems, Inc., an analog semiconductor company, and the Advanced Analog Division of Intech, Inc., an analog hybrid semiconductor company, and an engineering position at Teledyne Philbrick, a division of Teledyne Industries, Inc. Mr. Granchelli holds an A.S. degree in Electronics Engineering from Wentworth Institute of Technology and attended the University of Massachusetts, Amherst from 1976 to 1979, where he studied electrical engineering and marketing.

         Barry L. Siegel co-founded the Company and has served as Vice President of Engineering of the Company since its inception in 1983. Prior to joining Elantec, Mr. Siegel was employed by National Semiconductor Corporation ("National Semiconductor") from 1970 to 1983, where he held positions as Manager of Hybrid Product Design and Manager of Corporate Applications Engineering. Previously, Mr. Siegel was a design engineer at Fairchild Semiconductor and Emerson Electric Co.. Mr. Siegel holds a B.S. in electrical engineering from Washington University of Missouri and an M.S. degree in electrical engineering from the University of Missouri at St. Louis.

         Donald T. Valentine has been a director of the Company since January 1992 and Chairman of the Board since March 1994. Mr. Valentine has been a general partner of Sequoia Capital, a venture capital firm, since 1974. He is also Chairman of the Board of C-Cube Microsystems Inc., a semiconductor video compression company, Vice Chairman of Cisco Systems, Inc., an internetworking communications company, and a director of Sierra Semiconductor Corporation, a communications semiconductor company. He is also Chairman of the Board of Network Appliance Corporation, a company in the network file server business.

         Chuck K. Chan has been a director of the Company since January 1992 and also served as a director from 1983 to 1984. Dr. Chan has been a partner in Alpine Technology Ventures, a venture capital firm, since December 1994 and has also been a partner in Associated Venture Investors, a venture capital firm, since 1982. Dr. Chan holds B.S., M.S. and Ph.D. degrees in physics from the Massachusetts Institute of Technology and an M.B.A. degree from Harvard University.

         James V. Diller has been a director of the Company since 1986. Mr. Diller was a founder of Sierra Semiconductor Corporation, a communications semiconductor company, was its President from 1983 to 1993 and is currently its Chairman of the Board of Directors and Chief Executive Officer. Mr. Diller holds a B.S. degree in physics from the University of Rhode Island.

         B. Yeshwant Kamath has been a director of the Company since July 1993. Dr. Kamath is the Division President of the KUB division of Videonics Inc.. KUB Systems, a company that manufactures video special effects equipment, was founded by Dr. Kamath in February 1992 and acquired by Videonics in May 1996. Previously, Dr. Kamath was a founder of Abekas Video Systems, Inc., a subsidiary of Carlton Communications PLC, where he was President from 1982 to August 1990. Dr. Kamath is also a director of Euphonix, Inc., a company that manufactures digitally controlled analog audio consoles for the music industry. Dr. Kamath holds a B.Tech. degree in electrical engineering from the Indian Institute of Technology, and M.S. and Ph.D. degrees in electrical engineering from the University of California, Berkeley.

         Each director holds office until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal. Each officer was chosen by the Board of Directors and serves at the pleasure of the Board of Directors until his successor is appointed or until his earlier resignation or removal.

ITEM 2:  PROPERTIES


         The Company leases approximately 39,000 square feet of space located in Milpitas, California for its manufacturing and engineering functions pursuant to a lease that expires on June 30, 2005. In addition, on October 1, 1996 the Company signed a lease for a total of approximately 24,000 square feet of space located adjacent to the Milpitas manufacturing facility for administrative functions. This seven year lease expires on October 1, 2003. The company also leases 2,500 square feet of space for its sales offices in Massachusetts and London and approximately 2,700 square feet of warehouse space in San Jose, California. The Company believes that its current facilities are adequate to meet its current requirements for the near term. See Note 1 of Notes to Consolidated Financial Statements.



ITEM 3:  LEGAL PROCEEDINGS


         The Company is not a party to any material legal proceedings.



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of security holders during the quarter ended September 30, 1996.

                                     PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Price Range Of Common Stock

         Elantec's Common Stock has been traded on the Nasdaq National Market under the Nasdaq symbol "ELNT" since the Company's initial public offering on October 11, 1995. The high and low closing sales prices indicated below are as reported on the Nasdaq National Market.



                           Common Stock Prices
--------------------------------------------------------------------------------

                                                               HIGH       LOW
                                                          ----------------------
Fiscal 1996
------------
Quarter ended December 31,1995 (Starting on 10/11/95)       $   11 7/8   $ 7
Quarter ended March 31,1996                                 $   10 1/4   $ 7 1/4
Quarter ended June 30,1996                                  $   13 1/4   $ 6 3/4
Quarter ended September 30,1996                             $    9 1/8   $ 5 1/2


As of September 30, 1996, there were approximately 343 stockholders of record.

Dividend Policy

         The Company has never paid cash or declared dividends on its stock. Elantec anticipates that it will continue to retain its earnings to finance the growth of its business.


ITEM 6:  SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-K.


                                                                          Year Ended September 30,(1)
                                                      -------------------------------------------------------------------
                                                          1992          1993          1994          1995          1996
                                                          ----          ----          ----          ----          ----
                                                                     (in thousands, except per share data)
Statement of Operations Data:

    Net revenues                                        $15,426       $18,477       $22,937       $26,884       $36,806
    Gross profit                                          6,896         9,510        10,819        13,928        18,798
    Income from operations                                  447         1,588         1,859         2,887         4,300
    Income before taxes                                     272         1,553         1,568         2,951         4,761
    Net income                                          $   260       $ 1,270       $ 1,125       $ 2,713       $ 4,389
    Net income per share(2)                             $  0.05       $  0.18       $  0.15       $  0.34       $  0.47
    Number of shares used in computing per share
         amounts(2)                                       7,372         7,495         7,736         7,874         9,332


                                                                                 September 30,(1)
                                                      --------------------------------------------------------------------
                                                        1992           1993          1994           1995         1996
                                                        ----           ----          ----           ----         ----
                                                                                  (in thousands)
Balance Sheet Data:

    Working capital                                      $4,563        $5,537         $6,018         $6,854      $17,638
    Total assets                                          9,373        11,058         14,919         20,910       35,246
    Long-term debt and capital lease obligations            368           298            517          1,313        1,566
    Total stockholders' equity                            5,788         7,064          8,318         11,142       24,074


--------------
(1) The Company's fiscal periods end on the Sunday closest to the end of the calendar period. For ease of presentation, each fiscal period has been presented as though it ended on the final day of the calendar period.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

         The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.


                                               Year Ended September 30,
                                        ------------------------------------
                                           1994          1995          1996
                                           ----          ----          ----

    Net revenues                         100.0%        100.0%        100.0%
    Gross profit                          47.2%         51.8%         51.1%
    Income from operations                 8.1%         10.7%         11.7%
    Income before income taxes             6.8%         11.0%         12.9%
    Net income                             4.9%         10.1%         11.9%


         Net Revenues. The Company's net revenues increased 17.2% from $22.9 million in fiscal 1994 to $26.9 million in fiscal 1995 and increased an additional 36.9% to $36.8 million in fiscal 1996. Contract revenues declined by $54,000 and $195,000 in fiscal 1995 and 1996 respectively. Net product revenues increased 18.8% from $21.2 million in fiscal 1994 to $25.2 million in fiscal 1995 and increased an additional 40.0% to $35.3 million in fiscal 1996. The increase in net product revenues in each period was primarily a result of increases in commercial product revenues.

         Commercial product revenues, driven by increased unit sales, increased 22.5% from $16.9 million in fiscal 1994 to $20.7 million in fiscal 1995 and increased an additional 57.0% to $32.5 million in fiscal 1996. The increases in unit volumes in each period were attributable to stronger demand for the Company's products in the video/multimedia, instrumentation and communications markets, offset in part by a decline in demand for the Company's disk drive controller products in the data processing market. Disk drive product demand continued to decline in 1996 while unit sales of power control parts to the data processing market tripled. The Company's average selling prices decreased slightly in fiscal 1995 and remained flat from 1995 to 1996. However, the Company expects the average selling prices of its commercial products to decrease over time.

         The Company's military product revenues increased 4.4% from $4.3 million in fiscal 1994 to $4.5 million in fiscal 1995 and decreased 29% to $3.2 million in fiscal 1996. The growth in military product revenues between 1994 and 1995 was a result of increases in average selling prices, partially offset by reductions in unit volumes. In 1996, the decrease in military product revenues was a result of a 54% unit volume decrease which was partially offset by an increase in average selling prices. The Company continues to focus on its four target markets in the commercial product sector and is not currently designing new products for the military. Accordingly, the Company expects military product revenues to decrease in the future.

         Export sales were 42.3%, 43.7% and 52.3% of net revenues in fiscal 1994, 1995 and 1996, respectively. The increase in export sales was primarily the result of the development of Japanese and Taiwanese markets for the Company's products. See Note 9 of Notes to Consolidated Financial Statements.

         Gross Margin. The Company's gross margin increased from 47.2% in fiscal 1994 to 51.8% in fiscal 1995 and then decreased slightly to 51.1% in fiscal 1996. The increase in gross margin from fiscal

1994 to fiscal 1995 resulted from reductions in manufacturing variances and in unit manufacturing costs associated with process improvements and higher utilization of manufacturing capacity due to increased levels of shipments, offset in part by decreases in average selling prices for commercial products as well as certain manufacturing difficulties associated with third party foundry services and the transition to new test and fabrication equipment. The decrease in gross margin from fiscal 1995 to 1996 resulted from continued reductions in average selling prices and increases in unfavorable manufacturing yield variances associated with third party foundry services. While the Company is working on programs to reduce these manufacturing variances, there can be no assurance that the Company will not encounter similar difficulties in the future, and gross margin may continue to fluctuate from quarter to quarter.

         Research and Development Expenses. Research and development expenses increased 22.4% from $3.9 million in fiscal 1994 to $4.8 million in fiscal 1995 and increased an additional 33.4% to $6.4 million in fiscal 1996. The increases in research and development are primarily the result of costs associated with additional employees and consultants and, to a lesser extent, increased expenditures for mask sets, silicon and other materials. During these periods, the Company's research and development activities focused on incorporating CMOS process technology into the Company's commercial product line, which resulted in the introduction of a number of new CMOS products. The Company also introduced new bipolar products from fiscal 1994 through fiscal 1996 at a rate exceeding the pre-1994 levels. The Company expects to incur higher absolute research and development expenses in the future, although these expenses are expected to remain relatively constant as a percentage of net revenues. There can be no assurance, however, that net revenues will grow at the same rate as the anticipated research and development expenses.

         Marketing, Sales, General and Administrative Expenses. Marketing, sales, general and administrative expenses increased 23.9% from $5.0 million in fiscal 1994 to $6.2 million in fiscal 1995 and increased an additional 29.7% to $8.1 million in fiscal 1996. For 1995, selling and administrative expenses included added compensation expenses for additional personnel, increased sales commissions due to increased sales, increases in the level of advertising expenses, and, higher absolute marketing, sales, general and administrative expenses due to reporting and other requirements of a public company. In 1996, selling and administrative expenses included added compensation expenses for additional personnel, increased sales commissions due to increased sales and increases in the level of advertising expenses.

         Interest and Other Income (Expense), Net. Interest and other income (expense), net was ($291,000) in fiscal 1994, $64,000 in fiscal 1995 and $461,000 in fiscal 1996. Interest and other income (expense), net in fiscal 1994 included a charge of $312,000 resulting from a proposed initial public offering that was not completed. The increase in interest expense in fiscal 1995 reflects increased borrowings under the Company's working capital lines of credit. The increase of interest income in 1996 resulted from investing proceeds from the Company's initial public offering in October of 1995 in cash equivalents and short-term investments. See Note 1 of Notes to Consolidated Financial Statements.

         Provision for Taxes on Income. Provisions for taxes on income for fiscal 1994, 1995 and 1996 were lower than the statutory rate principally due to the benefit of net operating loss carryforwards offset by alternative minimum taxes, state taxes and foreign withholding taxes. At September 30, 1996, the Company had federal net operating loss carryforwards of approximately $3,500,000 that expire in the years 2004 through 2005. In addition, the Company had federal general business credit carryforwards of approximately $644,000 that expire in the years 1999 through 2010 and foreign tax credit carryforwards of $625,000 that expire in 1998 through 2001.

Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of the Company's net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50% of the value of the Company's stock. See
Note 7 of Notes to Consolidated Financial Statements.

Factors Affecting Future Results

          This Annual Report on Form 10-K contains historical information as well as forward looking statements. Forward looking statements concern matters that involve risks and uncertainties, including but not limited to those set forth below, that could cause actual results to differ materially from those projected in the forward looking statements. In any event, the matters set forth below should be carefully considered when evaluating the Company's business and prospects.

         Elantec's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and product introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix of product sold, availability and costs of raw materials, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, economic conditions in various geographic areas, and costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, environmental regulation, or other litigation. Further, there can be no assurance that the Company will be able to compete successfully in the future against existing or potential competitors or that the Companies operating results will not be adversely affected by increased price competition.

         The semiconductor industry is highly cyclical and has been subject to significant economic fluctuations at various times that have been characterized by rapidly fluctuating product demand, periods of over and under capacity, and accelerated erosion of average selling prices. A material change in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, rapidly fluctuating demand, or other factors could result in a rapid decline in product pricing or unit volumes which could adversely affect the Company's operating results.

         To address future capacity requirements, the Company plans to complete an extensive production expansion at its primary manufacturing facility in Milpitas, California. This expansion program faces a number of substantial risks including, but not limited to, delays in construction, cost overruns, equipment delays or shortages, manufacturing start-up or process problems, or difficulties in hiring key managers and technical personnel. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, ramping production, installing new equipment at its facilities and constructing new facilities in California. Further, the Company's has a single wafer fabrication facility. If the Company were unable to use this facility, as a result of a natural disaster or otherwise, the Company's operations would be materially adversely affected.

         The Company's manufacturing expansion will result in a significant increase in fixed and operating expenses. As commercial production at the new fabrication facility commences, the operating costs will be classified as cost of revenues, and the Company will begin to recognize depreciation expense relating to the facility. Accordingly, although the Company expects the Milpitas fabrication facility to contribute to revenues in fiscal 1997, the Company will recognize substantial operating expenses associated with the facility in 1997, which could reduce gross margins. Specifically, as commercial production begins in fiscal 1997, the Company anticipates incurring substantial operating costs and depreciation expense relating to the facility before production of substantial volume is achieved. Accordingly, if revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross comparable to the Company's current products, the Company's future results of operations could be adversely impacted.

         New products, process technology and start-up costs associated with the Milpitas wafer fabrication facility will require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, the future results of operations could be adversely impacted.

         The Company's manufacturing operations depend upon obtaining adequate raw materials on a timely basis. The number of vendors of certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases, is very limited. In addition, certain materials used by the Company require long lead times and are available from only a few suppliers. For example, the Company uses four inch silicon wafers in its wafer fabrication processes. From time to time, vendors have extended lead times or limited supply of four inch wafers to the Company. The Company's results of operations would be adversely affected if it were unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials.

         Part of the Company's future bipolar product development strategy includes the development of an alternative form of silicon-on-insulator ("SOI") technology called bonded wafers. The Company believes that, if successful, the bonded wafer technology could provide technologically advanced products at a lower cost than the current dielectric isolation complementary bipolar technology. However, there can be no assurance that the development of the bonded wafer technology can be successfully accomplished in a timely manner or that it will proved the desired improvements over the Company's current technology. Significant delays in the development of the bonded wafer technology or manufacturing problems associated with transferring the Company's current product line to this technology would have a material adverse affect on the Company's business and results of operations. In addition, delays in the development of this technology would adversely affect the Company's new product development program.

         The semiconductor industry is extremely capital intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. In fiscal 1997, the Company expects to expend approximately $9.8 million in capital expenditures and anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing is not available on terms satisfactory to the Company, its operations would be materially adversely affected.

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend of companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company believes its products do not infringe upon any valid patents. However, there can be no assurance that the Company's position in these matters will prevail. There can be no assurance that additional future claims alleging infringement of intellectual property rights will not be asserted against the Company. The intellectual property claims that have been made, or may be asserted against the Company in the future, could require that the Company discontinue the use of certain processes or cease the manufacture, use and sale of infringing products. Additionally, the company may incur significant litigation costs and damages to develop noninfringing technology. There can be no assurance that the Company would be able to obtain such licenses on acceptable terms or to develop noninfringing technology without a material adverse effect on the Company.

         The Company is subject to a variety of regulations related to hazardous materials used in its manufacturing process. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended.

         The Company's Common Stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company, the companies in the semiconductor industry or in the markets served by the Company, or announcements by the Company or its competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stock in particular. These factors may adversely affect the price of the Common Stock.


Liquidity and Capital Resources

         From fiscal 1994 through fiscal 1996, the Company financed its operations primarily from cash provided by operating activities.

         Net cash provided by operating activities was $3.1 million, $2.8 million and $5.1 million in fiscal 1994, 1995 and 1996, respectively. Net cash provided by operating activities in fiscal 1994 resulted primarily from proceeds received from the Aisin agreement, depreciation and net income, offset in part by an increase in inventories. Net cash provided by operating activities in fiscal 1995 resulted primarily from net income of $2.7 million and depreciation of $1.2 million, offset in part by increased working capital, principally from increased accounts receivable and inventories. Net cash provided by operating activities in fiscal 1996 resulted primarily from net income of $4.4 million and depreciation of $1.7 million, offset in part by increased working capital, again principally from increased accounts receivable and inventories.

         Net cash used in investing activities was $1.1 million in fiscal 1994, $2.2 million in fiscal 1995 and $8.6 million in fiscal 1996. The Company's investing activities in fiscal 1994 and 1995 were principally the purchase of property and equipment. In addition to property and equipment purchases, $6.7 million net cash was invested in available for sale investments. Cash purchases of property and equipment totaled $1.0 million in fiscal 1994, $1.7 million in fiscal 1995 and $2.1 million in fiscal 1996. At September 30, 1996, there were outstanding commitments for capital expenditures of approximately $1.6 million. The Company plans to spend $9.8 million on capital expenditures during fiscal 1997, primarily on expanding manufacturing capabilities in Milpitas, California. Net cash used in financing activities was $254,000 in fiscal 1994 and $355,000 in fiscal 1995. Financing activities in fiscal 1994 and 1995 were primarily repayments on capital lease obligations and long-term debt. Net cash provided by financing activities in 1996 was $6.8 million primarily due to proceeds of the Company's initial public offering in October of 1995 which were offset by repayments on capital lease obligations and long-term debt.

         Net cash provided by financing activities was $0.3 million in 1994, $0.4 million in 1995 and $6.8 million in fiscal 1996. In October 1995, the Company raised net proceeds of approximately $8.2 million by issuing common stock in its initial public offering. This financing activity was partially offset by payments on long-term debt during 1996 of $1.6 million, primarily on long-term notes and capital leases.

         At September 30, 1996, the Company had working capital of $17.6 million and cash and cash equivalents of $9.4 million. At September 30, 1996 the Company had a nonrevolving lease line of credit for up to $2.5 million, which can be utilized for up to 100% of the value of the equipment financed. Amounts drawn under this line are periodically converted into three-year notes. The nonrevolving lease line of credit expires in December 1996. The company expects to secure a new lease line of credit upon expiration of the existing line. At September 30, 1996, $973,000 was outstanding, and approximately $1.5 million remained available under the line. Amounts drawn under this line as well as under the notes are payable at interest rates ranging from prime plus 0.25% to prime plus 1.75% (8.5% to 10.0% at September 30, 1996). The Company believes that its existing cash and cash equivalents, its current line of credit and cash from operations will be sufficient to support its operating and capital needs for at least the next twelve months. Any major change in the nature of the Company's business, such as the acquisition of products, the design of products not currently under development or the need for significant new capital expenditures, could change the Company's capital requirements. To the extent the Company requires additional cash, there can be no assurance that the Company will be able to obtain such financing on terms favorable to the Company, or at all.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



1.       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following Financial Statements are filed as part of this Report.

                                                                        Page No.

         Report of Ernst & Young LLP, Independent Auditors................. 29

         Consolidated Balance Sheets as of September 30, 1996 and 1995..... 30

         Consolidated Statements of Income for each of the three fiscal years in the period ended September 30, 1996...................... 31

         Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended September 30, 1996......... 32

         Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 30, 1996...................... 33

         Notes to Consolidated Financial Statements........................ 34


2.       INDEX TO FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule of Elantec Semiconductor, Inc. for the years ended September 30, 1996, 1995 and 1994 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Elantec Semiconductor, Inc.

             Schedule II - Valuation and Qualifying Accounts for
             each of the three fiscal years in the period ended
             September 30, 1996............................................ 41

         Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III



ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


       Information required by this Item with respect to Directors may be found in the section captioned "Election of Elantec Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 21, 1997. Such information is incorporated herein by reference. Information required by this Item with respect to executive officers may be found in Part I hereof in the section captioned "Executive Officers of the Company." Such information is incorporated herein by reference.



ITEM 11:  EXECUTIVE COMPENSATION


       Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 21, 1997. Such information is incorporated herein by reference.



ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


       Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 21, 1997. Such information is incorporated herein by reference.



ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Information with respect to this Item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 21, 1997. Such information is incorporated herein by reference.

                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1. Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements and Financial Statement Schedules at
         Item 8 on page 25 of this Report.


     2. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:


Exhibit
Number     Exhibit Title
-----      -------------

3.01    -- Company's Certificate of Incorporation.*
3.02    -- Company's Bylaws.*
4.01    -- Registration  Rights  Agreement dated August 12, 1988 by and among the Company and certain stockholders and warrantholders,  as amended January 12, 1990 and as of August 4, 1995.*
10.01   -- Company's 1983 Stock Option Plan, as amended, and related documents.*
10.02   -- Company's 1994 Equity Incentive Plan, as amended, and related documents.*
10.03   -- Form of Company's 1995 Equity Incentive Plan and related documents.*
10.04   -- Form of Company's 1995 Directors Stock Option Plan and related documents.*
10.05   -- Form of Company's 1995 Employee Stock Purchase Plan and related documents.*
10.06   -- Form of Indemnification Agreement to be entered into by the Company with each of its directors and executive officers.*
10.07   -- Form of Executive Compensation Agreement, dated as of March 22, 1991, by and between the Company and David
           O'Brien.*
10.08   -- Form of Executive Compensation Agreement dated as of March 22, 1991, by and between the Company and each of
           Ralph Granchelli, Richard Corbin and Barry Siegel.*
10.09   -- Standard Industrial/Commercial Single-Tenant Lease, dated June 23, 1993, by and between the Company and Robert
           Ruggles, including amendments one through five thereto.*
10.10   -- Technology Transfer Agreement, dated February 24, 1993, between the Company and Aisin Seiki Co., Ltd. ("Aisin").*
10.11   -- Product Development Agreement No. 1, dated March 24, 1993, between the Company and Aisin.*
10.12   -- Product Development Agreement No. 2, dated March 24, 1995, between the Company and Aisin.*
10.13   -- Distributor Agreement, dated December 8, 1986, between the Company and Insight Electronics, Inc. ("Insight").*
10.14   -- Distributor Agreement, dated October 1, 1989, between the Company and Insight.*
10.15   -- Distributor Agreement, dated November 1, 1987, between the Company and Marshall Industries.*
10.16   -- Distributor Agreement, dated March 7, 1994, between the Company and Internix, Inc.*
10.17   -- Amendment to Standard Industrial/Commercial Single-Tenant Lease, Dated June 23, 1993**
10.18   -- Standard Industrial/Commercial Single-Tenant Lease, Dated February 20, 1996**
10.19   -- Amendment to Standard Industrial/Commercial Single-Tenant Lease, Dated February 20, 1996**
10.20   -- Distributor Agreement, dated August 1, 1996, between the Company and Microtek Inc.
11.01   -- Statement re computation of per share earnings.
21.01   -- Subsidiary of the Company.*
23.01   -- Consent of Ernst & Young LLP, Independent Auditors (see page 57 of this Report).
24.01   -- Powers of Attorney (see page 44 of this Report).
27.00   -- Financial Data Schedule

-------------
* Incorporated by reference to the Company's Registration Statement on Form S-1, filed August 24, 1995, as amended (File No. 33-96136).
** Incorporated by reference to the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1996.

(b)  Reports on Form 8-K

         No current reports on Form 8-K were filed during the fiscal quarter ended September 30, 1996.


(c)  Exhibits:

         The Registrant hereby files as part of this Report the exhibits listed in Item 14(a)(2), as set forth above.


(d)  Financial Statement Schedules:

         See Item 14(a)(1) above.

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Elantec Semiconductor, Inc.

We have audited the accompanying consolidated balance sheets of Elantec Semiconductor, Inc. as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elantec Semiconductor, Inc. at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                      ERNST & YOUNG LLP


San Jose, California
October 22, 1996


                                                     Elantec Semiconductor, Inc.

                                                     Consolidated Balance Sheets
                                         (in thousands, except share and per share amounts)

                                                                                                                September 30,
                                                                                                            1996             1995
                                                                                                         --------------------------

Assets
Current assets:
   Cash and cash equivalents                                                                             $  9,377          $  6,009
   Short-term investments                                                                                   6,663              --
   Accounts receivable, net of allowances of $340 in 1996
     and $265 in 1995                                                                                       4,175             4,125
   Inventories                                                                                              6,475             4,590
   Prepaid expenses and other current assets                                                                  554               585
                                                                                                         --------------------------
Total current assets                                                                                       27,244            15,309

Property and equipment:
   Machinery and equipment                                                                                 13,005             9,790
   Furniture and fixtures                                                                                     314               297
   Leasehold improvements                                                                                   2,407             1,800
                                                                                                         --------------------------
                                                                                                           15,726            11,887
   Accumulated depreciation and amortization                                                               (8,366)           (7,166)
                                                                                                         --------------------------
                                                                                                            7,360             4,721
Other assets, net                                                                                             642               880
                                                                                                         --------------------------
Total assets                                                                                             $ 35,246          $ 20,910
                                                                                                         ==========================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                                      $  3,749          $  2,864
   Income taxes payable                                                                                       315               173
   Accrued salaries and benefits                                                                            1,027               889
   Other accrued liabilities                                                                                  244               192
   Deferred revenue                                                                                         3,143             3,416
   Current portion of long-term debt and capital lease obligations                                          1,128               921
                                                                                                         --------------------------
Total current liabilities                                                                                   9,606             8,455
Long-term debt and capital lease obligations                                                                1,566             1,313
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000 in 1996 and 1995                                                          --                --
     Issued and outstanding shares - none
   Convertible preferred stock, no par value:
       Issued and outstanding shares - none in 1996 and 4,936,648 in 1995                                    --              24,543
   Common stock, $.01 par value:
     Authorized  shares -  25,000,000 in 1996 and 1995
     Issued and  outstanding shares - 8,748,000 in 1996 and
     6,957,000 in 1995                                                                                         87                20
   Additional paid-in capital                                                                              33,475               456
   Accumulated deficit                                                                                     (9,488)          (13,877)
                                                                                                         --------------------------
Total stockholders' equity                                                                                 24,074            11,142
                                                                                                         --------------------------
Total liabilities and stockholders' equity                                                               $ 35,246          $ 20,910
                                                                                                         ==========================

                                                           See accompanying notes.

                                                     Elantec Semiconductor, Inc.

                                                  Consolidated Statements of Income
                                              (in thousands, except per share amounts)

                                                                                                  Year Ended September 30,
                                                                                    1996               1995                  1994
                                                                                 --------------------------------------------------


Net revenues                                                                     $ 36,806             $ 26,884             $ 22,937
Cost of revenues                                                                   18,008               12,956               12,118
                                                                                 --------------------------------------------------
Gross profit                                                                       18,798               13,928               10,819

Operating expenses:
   Research and development                                                         6,413                4,806                3,928
   Marketing, sales, general, and administrative                                    8,085                6,235                5,032
                                                                                 --------------------------------------------------
        Total operating expenses                                                   14,498               11,041                8,960
                                                                                 --------------------------------------------------

Income from operations                                                              4,300                2,887                1,859
Interest and other income (expense), net                                              687                  195                 (217)
Interest expense                                                                     (226)                (131)                 (74)
                                                                                 --------------------------------------------------
Income before taxes                                                                 4,761                2,951                1,568

Provision for taxes on income                                                         372                  238                  443
                                                                                 --------------------------------------------------
Net income                                                                       $  4,389             $  2,713             $  1,125
                                                                                 ==================================================

Net income per share                                                             $   0.47             $   0.34             $   0.15
                                                                                 ==================================================
Shares used in computing per share amounts                                          9,332                7,874                7,736
                                                                                 ==================================================

                                                           See accompanying notes.

                                                     Elantec Semiconductor, Inc.

                                           Consolidated Statements of Stockholders' Equity
                                                           (in thousands)


                                                  Convertible
                                                Preferred Stock              Common Stock       Additional                 Total
                                              -----------------------------------------------    Paid-In   Accumulated Stockholders'
                                                Shares      Amount         Shares      Amount    Capital     Deficit       Equity
                                              -----------------------------------------------------------------------------------

Balance at September 30, 1993                    4,937     $ 24,543        1,443     $     15    $    221     $(17,715)  $  7,064
   Exercise of stock options                      --           --            323            3          96         --           99
   Exercise of warrants                           --           --             16         --            30         --           30
   Net income                                     --           --           --           --          --          1,125      1,125
                                              -----------------------------------------------------------------------------------
Balance at September 30, 1994                    4,937       24,543        1,782           18         347      (16,590)     8,318
   Exercise of stock options                      --           --            239            2         129         --          131
   Exercise of warrants                           --           --              3         --          --           --         --
   Repurchase of common stock                     --           --             (4)        --           (20)        --          (20)
   Net income                                     --           --           --           --          --          2,713      2,713
                                              -----------------------------------------------------------------------------------
Balance at September 30, 1995                    4,937       24,543        2,020           20         456      (13,877)    11,142
   Conversion of preferred stock                (4,937)     (24,543)       4,937           49      24,494         --         --
   Proceeds from IPO, net of                      --           --          1,400           14       8,189         --        8,203
   offering expenses of $911
   Exercise of stock options                      --           --            369            4         293         --          297
   Exercise of warrants                           --           --             22         --            43         --           43
   Net income                                     --           --           --           --          --          4,389      4,389
                                              -----------------------------------------------------------------------------------
Balance at September 30, 1996                     --       $   --          8,748     $     87    $ 33,475     $ (9,488)  $ 24,074
                                              ===================================================================================

                                                           See accompanying notes.


                                            Elantec Semiconductor, Inc.

                                       Consolidated Statements of Cash Flows
                                                  (in thousands)


                                                                                                  Year Ended September 30,
                                                                                        1996             1995                1994
                                                                                      ---------------------------------------------


Operating activities
Net income                                                                            $ 4,389            $ 2,713            $ 1,125
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                      1,677              1,182                846
     Changes in operating assets and liabilities:
       Accounts receivable                                                                (50)            (1,971)               202
       Inventories                                                                     (1,885)              (765)            (1,495)
       Prepaid expenses and other current assets                                           31               (179)               128
       Accounts payable and accrued liabilities                                         1,217              1,657                384
       Deferred revenue                                                                  (273)               207              1,896
                                                                                      ---------------------------------------------
Net cash provided by operating activities                                               5,106              2,844              3,086

Investing activities
Purchase of available for sale investments, net                                        (6,663)              --                 --
Purchase of property and equipment                                                     (2,144)            (1,673)            (1,017)
Decrease (increase) in other assets                                                       238               (524)              (111)
                                                                                      ---------------------------------------------
Net cash used in investing activities                                                  (8,569)            (2,197)            (1,128)

Financing activities
Payments on capital lease obligations                                                    (145)              (176)              (274)
Payments on long-term debt                                                             (1,567)              (290)              (109)
Issuances of common stock                                                               8,543                111                129
                                                                                      ---------------------------------------------
Net cash provided by (used in)  financing activities                                    6,831               (355)              (254)
                                                                                      ---------------------------------------------

Increase in cash and cash equivalents                                                   3,368                292              1,704
Cash and cash equivalents at beginning of period                                        6,009              5,717              4,013
                                                                                      ---------------------------------------------
Cash and cash equivalents at end of period                                            $ 9,377            $ 6,009            $ 5,717
                                                                                      =============================================

Supplemental disclosures of cash flow information
Lease and installment financing for capital equipment                                 $ 2,172            $ 1,769            $   710
Interest paid                                                                         $   202            $   117            $    74
Taxes paid                                                                            $   236            $    86            $   498

                                                           See accompanying notes.

1. Business and Summary of Significant Accounting Policies

Basis of Presentation -- Elantec Semiconductor, Inc. (the Company) designs, manufactures and markets high performance analog integrated circuits used in the video/multimedia, data processing, instrumentation and communications markets. Principal markets include sales in North America, Asia, Europe and other countries.

On October 11, 1995, the Company effected an initial public offering of its shares pursuant to which it issued 1,400,000 common shares for net proceeds of approximately $8,203,000. Upon the closing of the initial public offering, each outstanding share of Series 1 preferred stock was converted to common stock on a share-for-share basis.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Elantec Government Products, Inc., which is currently inactive.

Fiscal Year -- The Company's fiscal year ends on the Sunday closest to September
30. Fiscal years 1996, 1995, and 1994 ended on September 29, October 1, and October 2, respectively. The Company also follows a 4/4/5 week quarterly cycle. For convenience, the accompanying financial statements have been shown as ending on September 30 for each fiscal year.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents -- The Company considers all highly liquid investments with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash for the purposes of the balance sheet and statement of cash flows presentation. Cash and cash equivalents are carried at cost which approximates market value.

Short-Term Investments -- The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturities of less than one year. All of the Company's marketable investments are classified as "available-for-sale" and the Company views its available-for-sale portfolio as available for use in its current operations. At September 30, 1996, short-term investments consisted of corporate debt of $2,152,000, auction-rate securities of $3,200,000, and US Treasury bills of $1,311,000. At September 30, 1995 there were no short-term investments.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its short-term investments as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. At September 30, 1996 there was no significant difference between the fair market value and the underlying cost of such investments.

Inventories -- Inventories are stated at the lower of standard cost (which approximates actual cost using the first-in, first-out method) or market.

Property and Equipment -- Machinery and equipment as well as furniture and fixtures are stated at cost and depreciated over the estimated useful lives of the assets (generally three to ten years) using the straight-line method. Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Assets under capital leases are recorded at the present value of the related lease obligations and amortized on a straight-line basis over the lease term.

Long-Lived Assets -- On October 1, 1995 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Provision under the statement did not have a material effect on the Company's consolidated financial statements.

Income Taxes -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Employee Stock Plans -- The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statements of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB 25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.

Revenue Recognition -- Net revenues are stated net of discounts and allowances. Revenue from product sales direct to customers and foreign distributors is generally recognized upon shipment. However, the Company defers the recognition of revenue and the related cost of revenue on shipments to domestic distributors that have certain rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributor.

In fiscal 1993, the Company entered into an agreement with a third party for the transfer of certain proprietary process technology and technical information, training and, if requested by the third party, engineering assistance with the design of integrated circuits. The agreement also provides for the payment of royalties to the Company upon the sale by the third party of products that utilize the transferred technology. The initial term of the agreement is five years with optional renewal for an additional five successive one-year periods. Revenue related to the transfer of technical information is recognized over the life of the agreement in proportion to the total effort expected to be incurred, which the Company expects will occur ratably. Training revenue is recognized as performed. Fees for engineering services are recognized over the development periods. The unearned portion of technology transfer and engineering services fees are included in deferred revenue ($1,064,000 and $1,487,000 at September 30, 1996 and 1995, respectively).

Advertising Expense -- The Company expenses the costs of advertising as incurred. Advertising expense was approximately $617,000, $576,000, and $313,000 for the fiscal years ended September 30, 1996, 1995, and 1994, respectively.

Concentration of Credit Risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables.

The Company's policy is to place its cash and short-term investments with high credit quality institutions and limit the amount invested with any one institution or in any type of financial instrument. The company does not hold or issue financial instruments for trading purposes.

The Company's products are sold to a wide variety of original equipment manufacturers through a direct sales force and to a network of distributors. The Company generally does not require collateral from its trade creditors. The concentration of credit risk in the Company's trade receivables is substantially mitigated by the Company's credit evaluation process and the geographical dispersion of sales transactions. Bad debt write-offs have been insignificant.

Customers comprising 10% or greater of the Company's net revenues are summarized as follows:

                                                    Year Ended September 30,
                                                    1996     1995       1994
                                                 -------------------------------

     Microtek International, Inc.                   15%       --        --
     Marshall Industries                            --        13%       11%
     Internix, Inc.                                 --        11%       --
     Insight Electronics, Inc.                      --        10%       --


Net Income Per Share -- Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method).

2. Inventories

Inventories consisted of the following (in thousands):

                                                         September 30,
                                                     1996             1995
                                                    -----------------------

     Raw materials                                  $  800           $  347
     Work-in-process                                 4,266            3,710
     Finished goods                                  1,409              533
                                                    -----------------------
                                                    $6,475           $4,590
                                                    =======================

3. Borrowing Arrangements


At September 30, 1996 the Company had a non-revolving lease line of credit for up to $2,500,000, which can be utilized for up to 100% of the value of the equipment financed. Draw downs under this line represent three year capital leases. The nonrevolving lease line of credit expires in December 1996. At September 30, 1996, $973,000 was outstanding, and approximately $1,477,000 remained available under the line. Amounts drawn under this are payable at an interest rate of prime plus 0.25% (8.5% at September 30, 1996).

In addition, as of September 30, 1996, the Company had six outstanding notes payable totaling $1,693,000. These three-year notes are payable at interest rates ranging from prime plus 0.25% to prime plus 1.75% (8.5% to 10.0% at September 30, 1996). These notes originated from the above-mentioned and previously expired, nonrevolving equipment lines of credit.

Future payments on notes payable as of September 30, 1996 were as follows (in thousands):

           1997                                       $   908
           1998                                           657
           1999                                           128
           After 1999                                     --
                                                     --------
           Total                                       $1,693
                                                     ========

4. Obligations Under Capital Leases

Machinery and equipment included approximately $1,576,000 and $1,760,000 of equipment acquired under capital leases and approximately $1,507,000 and $1,583,000 of related accumulated amortization at September 30, 1996 and 1995, respectively.

The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 1996 (in thousands):

           1997                                              $  291
           1998                                                 263
           1999                                                 246
           2000                                                 223
           2001                                                 170
                                                            --------
           Total minimum lease payments                       1,193
           Amount representing interest                        (192)
                                                            -------
           Present value of net minimum lease payments       $1,001
                                                            =======

5. Commitments

The Company leases its principal facilities under operating leases that expire at various dates through the year 2005. The Company is generally responsible for taxes, assessments, maintenance, and insurance under its leases.

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of September 30, 1996, were approximately as follows (in thousands):

           1997                                             $  658
           1998                                                671
           1999                                                690
           2000                                                708
           2001                                                714
           Thereafter                                        2,334
                                                          --------
           Total                                            $5,775
                                                          ========

Total rental expense on all operating leases was approximately $339,000, $401,000, and $314,000 for the fiscal years ended September 30, 1996, 1995, and 1994, respectively. At September 30, 1996, there were outstanding commitments for capital expenditures of approximately $1.6 million.

6. Stockholders' Equity

Preferred Stock

Upon the closing of the initial public offering in October 1995, all 4,936,648 outstanding shares of Series 1 Convertible Preferred Stock of the Company (the "Convertible Preferred") were automatically converted into 4,936,648 shares of Common Stock.

Employee Stock Purchase Plan -- The Company has reserved and the stockholders approved 225,000 shares of common stock for issuance to eligible employees under the 1995 Purchase Plan (the Purchase Plan).

Under the Purchase Plan, eligible employees, subject to certain restrictions, may purchase shares of common stock at a price equal to the lesser of 85% of the fair market value at either the beginning of each six-month offering period or the end of each six-month offering period. As of September 30, 1996, no shares have been issued under the Purchase Plan.

Stock Option Plans -- In August 1995, the Board of Directors approved and in September 1995, the stockholder approved (i) the adoption of the 1995 Equity Incentive Plan (the 1995 Equity Plan) as the successor to the 1994 Incentive Plan (the Predecessor Plan), pursuant to which an additional 550,000 shares of the Company's common stock, plus the number of shares remaining unissued and not subject to outstanding options under the Predecessor Plan and any shares issuable upon exercise of options granted under the Predecessor Plan that expire or become unexercisable for any reason without having been exercised in full, have been reserved for future issuance, and (ii) the adoption of the 1995 Directors' Stock Option Plan (the 1995 Directors' Plan) pursuant to which 150,000 shares of the Company's common stock have been reserved for future issuance. Each outstanding option under the Predecessor Plan will continue to be governed by the terms and conditions of such plan; no additional options will be granted under the Predecessor Plan.

Under the 1995 Equity Plan, incentive stock options may be granted to employees only at the price per share that is not less than the fair market value of common stock on the date of grant. Nonqualified options may be granted to employees or others at a price per share not less than 85% of fair market value of the common stock on the date of grant. Options are exercisable to the extent vested. Vesting, as established by the Board of Directors, generally accrues monthly over four years from the date of grant. The Company may also grant stock bonuses and issue restricted stock to employees and others. The Company has made no such grants since the 1995 Equity Plan's inception. The 1995 Equity Plan expires ten years after adoption.

Under the 1995 Directors' Plan, nonqualified options may be granted to nonemployee directors only at the price per share that is not less than the fair market value of common stock on the date of grant. Vesting under the 1995 Directors' Plan accrues monthly over four years from the date of grant. The 1995 Director's Plan expires ten years after adoption.


Additional information with respect to the Company's stock option plans follows:

                                                                            Options Outstanding
                                                                   --------------------------------------
                                                      Shares            Number              Price
                                                    Available          of Shares          Per Share
                                                 --------------------------------------------------------
Balance at September 30, 1993                            --             1,513,510       $0.20 - $1.50
   Options authorized                                  450,000              --               $ --
   Options granted                                    (269,200)           269,200       $3.50 - $6.00
   Options exercised                                     --              (323,068)      $0.20 - $3.50
   Options canceled                                     45,915            (45,915)      $0.20 - $5.00
   Options expired                                     (41,335)             --               $ --
                                                 --------------------------------------------------------
Balance at September 30, 1994                          185,380          1,413,727       $0.20 - $6.00
   Additional share reservation                        860,000              --               $ --
   Options granted                                    (562,387)           562,387       $6.00 - $9.00
   Options exercised                                     --              (238,517)      $0.20 - $7.00
   Options canceled                                     52,740            (52,740)      $0.20 - $7.00
   Options expired                                     (12,590)             --               $ --
                                                 --------------------------------------------------------
Balance at September 30, 1995                          523,143          1,684,857       $0.20 - $9.00
   Options granted                                    (204,000)           204,000       $5.75 - $11.25
   Options exercised                                     --              (369,240)      $0.20 - $9.00
   Options canceled                                    147,465           (147,465)      $0.20 - $11.25
   Options expired                                     (23,865)             --               $ --
                                                 --------------------------------------------------------
Balance at September 30, 1996                          442,743          1,372,152       $0.20 - $11.25
                                                 ========================================================


At September 30, 1996 and 1995, 794,891, and 898,146 options were exercisable, respectively.

7. Taxes on Income

The provision for taxes on income consisted of the following (in thousands):

                                            Year Ended September 30,
                                     1996             1995            1994
                               ----------------------------------------------

       Current:
          Federal                    $207              $178            $  99
          State                        90                10               34
          Foreign                      75                50              310
                               ----------------------------------------------
       Total                         $372              $238             $443
                               ==============================================

Foreign income taxes are incurred on technology transfer fees received from a foreign third party.

Significant components of the Company's deferred tax assets for federal and state income taxes were as follows (in thousands):

                                                  Year Ended September 30,
                                                  1996               1995
                                              -------------------------------
       Deferred tax assets:
          Net operating loss carryforwards        $ 1,201            $ 2,780
          Tax credit carryforwards                  1,269              1,345
          Distributor reserves                        722                865
          Deferred revenue                            669                610
          Other                                       389                351
                                              -------------------------------
       Total deferred tax assets                    4,250              5,951
       Less valuation allowance                    (4,250)            (5,951)
                                              -------------------------------
       Net deferred tax                           $   --             $   --
                                              ===============================

The valuation allowance decreased by approximately $1,701,000 and $870,000 in 1996 and 1995 respectively. Management has concluded that a full valuation allowance is necessary due to the Company's limited earnings history and volatility of the industry.

The provisions for taxes on income differed from the provisions calculated by applying the federal statutory rate to income before taxes as follows (in thousands):

                                               Year Ended September 30,
                                            1996        1995        1994
                                         --------------------------------

  Expected provisions at statutory rates   $1,619      $1,003       $533
  State taxes, net of federal benefit          59        --          --
  Foreign taxes                                75          50        310
  Benefit of net operating loss
  carryforwards                            (1,418)       (993)      (451)
  Other                                        37         178         51
                                         --------------------------------
                                           $  372      $  238       $443
                                         ================================

At September 30, 1996, the Company had federal net operating loss carryforwards of approximately $3,500,000 that expire in the years 2004 through 2005. In addition, the Company had federal general business credit carryforwards of approximately $644,000 that expire in the years 1999 through 2010 and foreign tax credit carryforwards of $625,000 that expire in 1998 through 2001.

Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of the Company's net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50% of the value of the Company's stock. Such determination could limit the utilization of net operating loss and tax credit carryforwards.

8. Employee Benefit Plan

The Company has a 401(k) savings plan that covers substantially all full-time employees. Eligible employees are permitted to make fully vested tax deferred contributions of up to 15% of their annual gross compensation, subject to certain Internal Revenue Service limitations. The plan provides for employer contributions at the discretion of the Board of Directors. Contributions made by the Company for the years ended September 30, 1996, 1995, and 1994 were approximately $20,000, $14,000, and $15,000, respectively.

9. Industry and Geographic Information

The Company operates in a single industry segment. The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives, and distributors. The Company's geographic sales, as a percentage of net revenues, were as follows:


                                          Year Ended September 30,
                                      1996          1995          1994
                                  --------------------------------------

    Domestic                           48%            56%          58%
    Export:
       Europe                          13             11           11
       Asia                            39             33           31
                                  --------------------------------------
                                      100%           100%         100.0%
                                  ======================================


10. Contingencies

The Company is a party to a number of legal proceedings arising in the ordinary course of its business. These actions include patent liability and employee-related issues. While it is not feasible to predict or determine the outcome of these matters, the Company believes that the ultimate resolution of these claims will not ultimately have a material adverse effect on its financial position or results of operations.

                                                                     Schedule II

                           Elantec Semiconductor, Inc.

                        Valuation And Qualifying Accounts

                 Years ended September 30, 1996, 1995, and 1994


                                                                            Additions
                                                              Balance at    Charged to
                                                              Beginning      Cost and                        Balance at
                                                               of Year       Expense        Deductions      End of Year
                                                             -------------------------------------------------------------

Year ended September 30, 1996
   Allowance  for  doubtful  accounts  and  product
     returns (deducted from accounts receivable)                  $265          $566          ($491)            $340
                                                             =============================================================
Year ended September 30, 1995
   Allowance  for  doubtful  accounts  and  product
     returns (deducted from accounts receivable)                  $287          $776          ($798)            $265
                                                             =============================================================
Year ended September 30, 1994
   Allowance  for  doubtful  accounts  and  product
     returns (deducted from accounts receivable)                  $130          $568          ($411)            $287
                                                             =============================================================


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 20th day of December, 1996.

                           ELANTEC SEMICONDUCTOR, INC.

                           By:      /s/ David O'Brien
                                    --------------------------------------------

                           David O'Brien
                           President and Chief Executive Officer

         NO ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David O'Brien and Terry Plette, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

                  Name                                             Title                                        Date
                  ----                                             -----                                        ----
Principal Executive Officer:

/s/ David O'Brien                                 President and Chief Executive Officer and a              December 20, 1996
--------------------------------------------      Director
    David O'Brien

Principal Financial Officer:

/s/ Terrence W. Plette                            Vice President of Finance and Administration             December 20, 1996
--------------------------------------------      and Chief Financial Officer
    Terrence W. Plette

Additional Directors:

/s/ Donald T. Valentine                           Chairman of the Board of Directors                       December 20, 1996
--------------------------------------------
    Donald T. Valentine

/s/ Chuck K. Chan                                 Director                                                 December 20, 1996
--------------------------------------------
    Chuck K. Chan

/s/ James V. Diller                               Director                                                 December 20, 1996
--------------------------------------------
    James V. Diller

/s/ B. Yeshwant Kamath                            Director                                                 December 20, 1996
--------------------------------------------
    B. Yeshwant Kamath


                       SECURITIES AND EXCHANGE COMMISSION



                             Washington, D.C. 20549



                                   -----------



                                    EXHIBITS

                                       to

                                    Form 10-K



                                      Under

                           THE SECURITIES ACT OF 1933



                                   -----------



                           ELANTEC SEMICONDUCTOR, INC.

                                INDEX TO EXHIBITS



  Exhibit                                                             Page
  Number     Description                                               No.
  ------     -----------                                               ---
   10.20     Distributor Agreement, dated August 1,1996 between
             the Company and Microtek Inc.                             45
   11.01     Statement Re Computation of Per Share Earnings.           62
   23.01     Consent of Ernst & Young LLP, Independent Auditors.       63
   24.01     Powers of Attorney.                                       64
   27.00     Financial Data Schedule                                   65