Form 10-Q
period 1996-12-31
ELANTEC SEMICONDUCTOR INC
filed 1997-02-14
CIK 949872

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q





[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended DECEMBER 31, 1996

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _______TO _______

Commission File No. 0-26690

                          ELANTEC SEMICONDUCTOR, INC.
             (Exact Name of registrant as specified in its charter)

           Delaware                                    77-0408929
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

675 Trade Zone Boulevard, Milpitas, California             95035
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (408) 945-1323
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class Outstanding at December 31, 1996
--------------------------------------------------------------------------------
Common Stock,  $0.01 par value                      8,766,542 shares

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I           FINANCIAL INFORMATION

    Item 1.      Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . .    3-5

                 Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . .    6-7

    Item 2.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .   8-11

PART II          OTHER INFORMATION

    Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .     12

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements



                          ELANTEC SEMICONDUCTOR, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                                 Three Months Ended
                                                                                     December 31,
                                                                             ----------------------------
                                                                               1996                1995
                                                                             --------            --------
Net revenues                                                                 $  8,001            $  8,567
Cost of revenues                                                                4,810               4,062
                                                                             --------            --------
   Gross profit                                                                 3,191               4,505
Operating expenses:
   Research and development                                                     1,283               1,544
   Marketing, sales, general and administrative                                 2,106               1,850
                                                                             --------            --------
   Total operating expenses                                                     3,389               3,394
                                                                             --------            --------
Income from operations                                                           (198)              1,111
Interest and other income, net                                                     87                 105
                                                                             --------            --------
Income (Loss) before taxes                                                       (111)              1,216
Income tax (Benefit) provision                                                    (14)                 95
                                                                             --------            --------
Net income (Loss)                                                            $    (97)           $  1,121
                                                                             ========            ========
Net income (Loss) per share                                                  $  (0.01)           $   0.12
                                                                             ========            ========
Shares used in computing per share amounts                                      8,759               9,174
                                                                             ========            ========





See accompanying notes to the condensed consolidated financial statements.

                          ELANTEC SEMICONDUCTOR, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      Dec. 31          Sept. 30
                                                                                       1996            1996 (1)
                                                                                    -----------        --------
                                                                                    (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                                           $7,079           $ 9,377
   Short-term investments                                                               7,010             6,663
   Accounts receivable, net                                                             4,555             4,175
   Inventories                                                                          6,722             6,475
   Prepaid expenses and other current assets                                              706               554
                                                                                      -------          --------
Total current assets                                                                   26,090            27,244

Property and equipment, net                                                             8,329             7,360
Other assets, net                                                                         636               642
                                                                                      -------          --------
Total assets                                                                          $35,055          $ 35,246
                                                                                      =======          ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable and accrued liabilities                                           $ 4,532          $  5,335
   Deferred revenue                                                                     3,200             3,143
   Current portion of long-term debt and capital lease obligations                      1,288             1,128
                                                                                      -------          --------
Total current liabilities                                                               9,020             9,606

Long-term debt and capital lease obligations                                            2,033             1,566

Stockholders' equity                                                                   24,002            24,074
                                                                                      -------          --------
Total liabilities and stockholders' equity                                            $35,055          $ 35,246
                                                                                      =======          ========




(1) The information in this column was derived from the Company's audited consolidated financial statements at September 30, 1996.





See accompanying notes to the condensed consolidated financial statements.

                          ELANTEC SEMICONDUCTOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                            Three Months Ended
                                                                               December 31,
                                                                            -------    -------
                                                                             1996       1995
                                                                            -------    -------
OPERATING ACTIVITIES:
                                                                            -------    -------
Net income (loss)                                                           $   (97)   $ 1,121
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                             474        377
      Changes in operating assets and liabilities:
          Accounts receivable                                                  (380)      (222)
          Inventories                                                          (247)      (768)
          Prepaid expenses and other current assets                            (152)        62
          Accounts payable and accrued liabilities                             (803)         8
          Deferred revenue                                                       57         (5)
                                                                            -------    -------
Net cash provided by (used in) operating activities                          (1,148)       573

INVESTING ACTIVITIES:
Purchase of available-for-sale securities                                      (347)     (1,255)
Purchase of property and equipment                                             (514)      (837)
Decrease in other assets                                                          6        333
                                                                            -------    -------
Net cash used in investing activities                                          (855)    (1,759)

FINANCING ACTIVITIES:
Payments on capital lease and other debt                                       (302)      (182)
Issuance of common stock                                                         25      8,259
                                                                            -------    -------
Net cash (used in)/provided by financing activities                            (277)     8,077

Increase (decrease) in cash and cash equivalents                             (2,280)     6,891
Cash and cash equivalents at beginning of period                              9,377      6,009
                                                                            -------    -------
Cash and cash equivalents at end of period                                  $ 7,097    $12,900
                                                                            =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Lease and installment financing for capital equipment                       $   929    $   421
Interest paid                                                               $    59    $    39
Taxes paid                                                                  $    25    $    58



See accompanying notes to the condensed consolidated financial statements.

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

The Company's fiscal year end is the Sunday closest to September 30. The Company's fiscal quarters end on the Sunday closest to the end of the calendar quarter. For convenience, the Company has indicated that its quarters end on December 31, March 31, June 30 and September 30.

NOTE 2.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash for purposes of balance sheet and statement of cash flows presentation. Cash and cash equivalents are carried at cost, which approximates market value.

NOTE 3.  SHORT-TERM INVESTMENTS

The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturities of less than one year. All of the Company's marketable investments are classified as "available-for-sale" and the Company classifies its available-for-sale portfolio as available for use in its current operations. At December 31, 1996, there was no significant difference between the fair market value and the underlying cost of such securities.

NOTE 4.  INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following balances in thousands:

                                                 December 31,     September 30,
                                                    1996              1996
                                                 ------------     -------------
        Raw materials                              $   797           $   800
        Work-in-process                              4,745             4,266
        Finished goods                               1,180             1,409
                                                   -------           -------
                                                   $ 6,722           $ 6,475
                                                   =======           =======

NOTE 5.  NET INCOME (LOSS) PER SHARE

Net income per share is calculated based on the weighted average number of common and dilutive common share equivalents outstanding using the Treasury Stock method. Common share equivalents reflect the dilutive effect of outstanding stock options.

Dilutive securities include options of warrants. Loss per share excludes common equivalent shares as the effect on net loss is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, matters discussed in the Form 10-Q may contain forward looking statements that involve risks and uncertainties. These risks and uncertainties include business conditions and growth in the markets the Company serves, fluctuations in gross margin due to the initiation of new manufacturing processes, ability to control manufacturing yields, timely availability and acceptance of new products, the impact of competitive products and pricing, and the Company's ability to meet customer delivery schedules. The Company's actual future results could differ materially
from those discussed here.   Factors that could cause or contribute to such
differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in the Company's 1996 Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - Net sales for the first quarter of fiscal 1997 were $8.0 million compared to $8.6 million for the corresponding period in fiscal 1996, a decrease of approximately 7%. This decrease is attributed to higher unit sales volume offset by a shift in sales mix to lower priced products and lower average selling prices due to competitive pressures.

Cost of goods sold increased to approximately 60% of net sales for the first quarter of fiscal 1997 compared to 47% for the first quarter of fiscal 1996. The resulting decrease in gross margins is due primarily to increased manufacturing variances caused by lower production volumes, increased unfavorable manufacturing yield variances and lower average selling prices due to a more competitive market environment.

Research and development expenses in the first quarter of fiscal 1997 were $1.3 million, representing a decrease of 13% from that the $1.5 million reported in the first quarter of fiscal 1996. As a percentage of net sales, expenditures for research and development decreased from approximately 18% in the first quarter of fiscal 1996 to approximately 16% in the first quarter of fiscal 1997. This decrease is attributable to decreased expenditures for mask sets, silicon and other materials. The Company expects to incur higher absolute research and development expenses in the future. However, there can be no that net revenues will fluctuate at the same rate as the anticipated research and development expenses.

Marketing, sales, general and administrative expenses for the first quarter of fiscal 1997 were $2.1 million, representing an increase from the $1.9 million reported for the same period in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased from approximately 21% of net sales in the first quarter of fiscal 1996 to 26% of net sales in the first quarter of fiscal 1997. The increase as a percentage of net sales reflects the lower volume of sales in the first quarter of fiscal 1997.

The Company's provision for income taxes for the first quarter of fiscal 1997 is lower than the statutory rate, principally due to the benefit of net operating loss carryforwards offset by alternative minimum taxes and foreign withholding taxes.

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

The Company's manufacturing operations depend upon obtaining adequate raw materials on a timely basis. The number of vendors of certain raw materials, such as silicon wafers, ultra-pure metals and certain chemicals and gases is very limited. In addition, certain materials used by the Company require long lead times and are available from only a few suppliers. For example, the Company uses four inch silicon wafers in its wafer fabrication processes. From time to time, vendors have extended lead times or limited supply of four inch wafers to the Company. The Company's results of operations would be adversely affected if it were unable to obtain adequate supplies of raw materials in a timely manner or if there were significant increases in the costs of raw materials.

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

LIQUIDITY AND CAPITAL RESOURCES - During the first three months of fiscal 1997, the Company financed its operations primarily from existing cash balances. At December 31, 1996, the Company had approximately $14.1 million of cash and short-term investments.

Net cash used in operating activities was $1.1 million for the three months ended December 31, 1996 and consisted primarily of increases in inventory and accounts receivable and a decrease in accounts payable offset by depreciation expenses. This represents a net operating loss for the quarter combined with an increase in current assets and an overall decrease in current liabilities.

Capital expenditures were $1.4 million during the three-month period ended December 31, 1996 of which $929,000 was leased using the Company's nonrevolving lease line of credit. This lease line of credit expired in December and a new line is currently being renegotiated. Additionally, there were outstanding commitments to purchase capital expenditures of approximately $1.5 million at December 31, 1996.

Historically, the Company has generated cash through operations and financing activities in an amount sufficient to fund its requirements. The Company believes that cash on hand, cash generated from operations and cash obtained through borrowing or leasing arrangements will be sufficient to meet the Company's working capital and capital expenditure requirements at least through the end of fiscal 1997. Any major change in the nature of the Company's business, such as the acquisition of products, the design of products not currently under development or the need for significant new capital expenditures, could change the Company's capital requirements. To the extent the Company requires additional cash, there can be no assurance that the company will be able to obtain such financing on terms favorable to the Company, or at all.

                          PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K


(a)      The following exhibits are filed as part of this report:

         Exhibit 11.1 - Statement re Computation of Per Share Earnings (Loss)
         Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANTEC SEMICONDUCTOR, INC.
(Registrant)



Date: February 14, 1997                 By: /s/ Terrence W. Plette
                                            ----------------------------------
                                        Terrence W. Plette
                                        Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                                     Page
                                                                            ----
11.1        Statement re Computation of Per Share Earnings (Loss) . . . . .  15
27.1        Financial Data Schedule