Form 10-Q
period 1997-03-31
ELANTEC SEMICONDUCTOR INC
filed 1997-05-13
CIK 949872

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q





[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

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

As of April 27, 1997, 8,957,312 shares of the Registrant's Common Stock, $0.01 par value, were issued and outstanding.

                                               TABLE OF CONTENTS



                                                                                                 Page
                                                                                                 ----
PART I           FINANCIAL INFORMATION

    Item 1.      Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . .    3

                 Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . .    6

    Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations  . .  . . . . . . . . . . . . . . . . . . . . . .    8

    Item 3.      Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . .    11


PART II          OTHER INFORMATION

    Item 4.      Submission of Matters to a Vote of Security Holders .. . . . . . . . . . . . .    12

    Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .    12

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements



                                          ELANTEC SEMICONDUCTOR, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share data)
                                                  (Unaudited)

                                                                         Three Months Ended               Six Months Ended
                                                                               March 31,                       March 31,
                                                                       ------------------------       -------------------------
                                                                         1997             1996           1997             1996
                                                                      ---------       ---------       ---------        ---------
Net revenues                                                            $8,494          $9,597         $16,495          $18,164
Cost of revenues                                                         4,703           4,557           9,514            8,619
                                                                        -------         -------        --------         --------
   Gross profit                                                          3,791           5,040           6,981            9,545

Operating expenses:
   Research and development                                              1,653           1,615           2,936            3,159
   Marketing, sales, general and administrative                          2,177           2,226           4,284            4,076
                                                                        -------         -------        --------         --------
   Total operating expenses                                              3,830           3,841           7,220            7,235
                                                                        -------         -------        --------         --------
Income (loss) from operations                                              (39)          1,199            (238)           2,310
Interest and other, net                                                    116             116             203              221
                                                                        -------         -------        --------         --------
Income (loss) before taxes                                                  77           1,315             (35)           2,531
Provision (credit) for taxes on income                                      10             102              (4)             197
                                                                        -------         -------        --------         --------
Net income (loss)                                                       $   67          $1,213         $   (31)         $ 2,334
                                                                        =======         =======        ========         ========
Net income (loss) per share                                             $ 0.01          $ 0.13         $  0.00          $  0.25
                                                                        =======         =======        ========         ========
Shares used in computing per share amounts                               9,281           9,389           8,782            9,282
                                                                        =======         =======        ========         ========






See accompanying notes to the condensed consolidated financial statements.

                                          ELANTEC SEMICONDUCTOR, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (In thousands)

                                                                                      March 31           Sept. 30
                                                                                        1997             1996 (1)
                                                                                     -----------       -----------
                                                                                    (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                                          $  11,239         $   9,377
   Short-term investments                                                                 3,478             6,663
   Accounts receivable, net                                                               4,538             4,175
   Inventories                                                                            6,933             6,475
   Prepaid expenses and other current assets                                                666               554
                                                                                      ----------        ----------
Total current assets                                                                     26,854            27,244

Property and equipment, net                                                               8,571             7,360
Other assets, net                                                                           626               642
                                                                                      ==========        ==========
Total assets                                                                          $  36,051         $  35,246
                                                                                      ==========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
   Accounts payable and accrued liabilities                                           $   5,431         $   5,335
   Deferred revenue                                                                       2,998             3,143
   Current portion of long-term debt and capital lease obligations                        1,356             1,128
                                                                                      ----------        ----------
Total current liabilities                                                                 9,785             9,606

Long-term debt and capital lease obligations                                              2,183             1,566

Stockholders' equity                                                                     24,083            24,074
                                                                                      ==========        ==========
Total liabilities and stockholders' equity                                            $  36,051         $  35,246
                                                                                      ==========        ==========




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

                                          ELANTEC SEMICONDUCTOR, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                  (Unaudited)



                                                                                              Six Months Ended
                                                                                                  March 31,
                                                                                      -------------------------------
                                                                                         1997                 1996
                                                                                      ------------        ------------
OPERATING ACTIVITIES:

Net income (loss)                                                                     $      (31)          $   2,334
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                                          953                 788
      Changes in operating assets and liabilities:
          Accounts receivable                                                               (363)               (794)
          Inventories                                                                       (458)             (1,017)
          Prepaid expenses and other current assets                                         (112)                104
          Accounts payable and accrued liabilities                                            96                 788
          Deferred revenue                                                                  (145)               (199)
                                                                                     ------------        ------------
Net cash provided by (used in) operating activities                                          (60)              2,004

INVESTING ACTIVITIES:
Sale/maturity (purchase) of available-for-sale securities                                  3,185              (7,526)
Purchase of property and equipment                                                          (688)             (1,748)
Decrease in other assets                                                                      16                 303
                                                                                     ------------        ------------
Net cash provided by (used in) investing activities                                        2,513              (8,971)

FINANCING ACTIVITIES:
Payments on capital lease and other debt                                                    (631)               (422)
Issuance of common stock                                                                      40               8,413
                                                                                     ------------        ------------
Net cash provided by (used in)financing activities                                          (591)              7,991

Increase in cash and cash equivalents                                                      1,862               1,024
Cash and cash equivalents at beginning of period                                           9,377               6,009
                                                                                     ============        ============
Cash and cash equivalents at end of period                                            $   11,239           $   7,033
                                                                                     ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Lease and installment financing for capital equipment                                 $    1,476           $     834
Interest paid                                                                         $      123           $      97
Taxes paid                                                                            $       25           $     136



See accompanying notes to the condensed consolidated financial statements.

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

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

NOTE 3.       SHORT-TERM INVESTMENTS

The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturities of less than one year. All of the Company's marketable investments are classified as "available-for-sale" and the Company classifies its available-for-sale portfolio as available for use in its current operations. At March 31, 1997, there was no significant difference between the fair market value and the underlying cost of such securities.

NOTE 4.       INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following balances in thousands:

                                              March 31,           Sept. 30,
                                                1997                 1996
                                             ---------            ---------
      Raw materials                          $     946            $     800
      Work-in-process                            4,632                4,266
      Finished goods                             1,355                1,409
                                             ---------            ---------
                                             $   6,933            $   6,475
                                             ---------            ---------

NOTE 5.       NET INCOME (LOSS) PER SHARE

Net income per share is calculated based on the weighted average number of common and dilutive common share equivalents outstanding using the treasury stock method. Common share equivalents reflect the dilutive effect of outstanding stock options. Dilutive securities include options and warrants. Loss per share excludes common equivalent shares, as the effect on net loss per share is antidilutive.

In February 1997, the Financial Accounting standards Board issued Statement No. 128, Earning per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in an increase in primary earnings per share for the second quarter ended March 31, 1997 and is expected to increase primary earnings per share for the second quarter ended March 31, 1996 by $0.01 per share. The impact of Statement No. 128 on fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, matters discussed in the Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in the Company's 1996 Form 10-K filed with the Securities and Exchange Commission.

The table below states the income statement items for the three and six months ended March 31, 1997 and 1996 as a percentage of net revenues and provides the percentage change in absolute dollars from the previous year:

                                     Three Months      Three Months     Dollar %     Six Months       Six Months       Dollar %
                                        Ended             Ended          Change        Ended             Ended          Change
                                    --------------------------------------------- ----------------------------------------------
                                     March 31,1997     March 31,1996                March 31,1997     March 31,1996
                                    ----------------  ----------------            ------------------- ---------------
Net revenues                             100.0%            100.0%       -11%              100.0%          100.0%        -9%
Cost of revenues                          55.4%             47.5%         3%               57.7%           47.5%        10%
   Gross profit                           44.6%             52.5%       -25%               42.3%           52.5%        27%


Operating expenses:
   Research and development               19.5%             16.8%         2%               17.8%           17.4%         8%
   Marketing, sales, general
        and administrative                25.6%             23.2%         2%               26.0%           22.4%         5%


Results of Operations - During the second fiscal quarter of 1997, Elantec generated net revenues of $8.5 million, a decrease of 11% from the $9.6 million reported in the same quarter of the previous year. For the first six months of fiscal 1997 net revenues were $16.5 million, a decrease of 9% from the $18.0 million reported in the corresponding period of fiscal 1996. This decrease is attributed to a shift in sales mix to lower priced products and overall lower average selling prices due to competitive market pressures, offset in part by slightly higher unit sales volumes.

Cost of goods sold increased to approximately 55% of net sales for the second quarter of fiscal 1997 compared to 48% for the second quarter of fiscal 1996. During the first six months of fiscal 1997, cost of goods sold increased to approximately 58% from 48% reported for the corresponding period of fiscal 1996. The resulting increase in cost and corresponding decrease in gross margins for each comparable period is primarily due to increased unfavorable overhead variances, increased reserves for potentially excess or obsolete inventory and lower average selling prices due to a more competitive market environment.

As a percentage of net revenues, research and development expenses, in absolute dollars, was flat in the second quarter of 1997 when compared to the comparable quarter of 1996, but increased to approximately 20% during the first six months of 1997 from approximately 17% during the first six months of 1996. This increase is a result of lower net revenues in the second quarter and first half of fiscal 1997. As the Company moves to the "SOI" technology (see discussion below), absolute dollar research and development expenses are expected to increase. However, there can be no assurance that net revenues will increase at the same rate as anticipated research and development expenses.

Marketing, sales, general and administrative expenses for the second quarter and first six months of fiscal 1997 were relatively flat compared to the dollar amounts reported in the same periods in fiscal 1996. As a percentage of net revenues, marketing, selling and general and administrative expenses increased to 26% for both the second quarter and first six months of fiscal 1997, from approximately 23% and 22% of net sales in the second quarter and first six months of fiscal 1996, respectively. The increase as a percentage of net sales reflects the lower net revenues in the second quarter and first half of fiscal 1997.

The Company's provision for income taxes for the second quarter of fiscal 1997 is lower than the statutory rate, principally due to the benefit of net operating loss carryforwards offset by alternative minimum taxes and foreign withholding taxes.

Factors Affecting Future Results - Elantec's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and product introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix of product sold, availability and costs of raw materials, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, economic and political conditions in various geographic areas, and costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation.


The semiconductor industry is highly cyclical and has been subject to significant economic fluctuations at various times that have been characterized by rapidly fluctuating product demand, periods of over and under capacity, and accelerated erosion of average selling prices. The semiconductor industry is currently experiencing softened demand, excess capacity and continued pricing pressures brought about by increased competition. A material change in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, rapidly fluctuating demand, or other factors could result in a rapid decline in product pricing or unit volumes which could adversely affect the Company's operating results.

To address future capacity requirements, the Company plans to complete an extensive production expansion at its primary manufacturing facility in Milpitas, California. This expansion program is expected to be complete during the second quarter of fiscal 1998 and faces a number of substantial risks including, but not limited to, delays in construction, cost overruns, equipment delays or shortages, manufacturing start-up or process problems, or difficulties in hiring key managers and technical personnel. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, ramping production, installing new equipment at its facilities and constructing new facilities in California.

The Company's manufacturing expansion will result in a significant increase in fixed and operating expenses. As commercial production at the new fabrication facility commences, the operating costs will be classified as cost of revenues, and the Company will begin to recognize depreciation expense relating to the facility. Accordingly, although the Company expects the Milpitas fabrication facility to contribute to revenues in fiscal 1998 and thereafter, the Company will recognize substantial operating expenses associated with the facility in 1997, which could reduce gross margins. Specifically, as commercial production begins in fiscal 1998, the Company anticipates incurring substantial operating costs and depreciation expense relating to the facility before production of substantial volume is achieved. Accordingly, if revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margin comparable to the Company's current products, the Company's future results of operations could be adversely impacted.

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

The semiconductor industry is extremely capital intensive. To remain competitive, the Company must continue to invest in advanced manufacturing and test equipment. The Company expects to expend approximately $4.0 million in capital expenditures in the second half of fiscal 1997 and anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing were not available on terms satisfactory to the Company, its operations would be materially adversely affected.

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

Liquidity and Capital Resources - During the first six months of fiscal 1997, the Company financed its operations primarily from existing cash balances and short-term investments. At March 31, 1997, the Company had approximately $14.7 million of cash and short-term investments.

Net cash used in operating activities was $60,000 for the six months ended March 31, 1997, and consisted primarily of increases in inventory and accounts receivable offset by depreciation expense and amortization.

Net sales/maturities of available-for-sale securities were $3.2 million during the six-month period ended March 31, 1997 and consisted primarily of commercial paper and short-term corporate notes.

Capital expenditures were $2.2 million during the six-month period ended March 31, 1997 of which $1.5 million was leased using the Company's nonrevolving lease line of credit. The Company expects to purchase an additional $4.0 million of capital in the second half of fiscal 1997. Of the total $6.2 million in capital acquisitions expected in fiscal 1997, the Company plans to finance approximately $4.5 million using its existing credit facilities.

At March 31, 1997 there was approximately $2.7 million available under this nonrevolving lease line. The Company is currently negotiating additional financing arrangements to facilitate the aforementioned manufacturing expansion. There were outstanding commitments to purchase capital assets of approximately $1.4 million at March 31, 1997.

Historically, the Company has generated cash through operations and financing activities in an amount sufficient to fund its requirements. The Company believes that cash on hand, cash anticipated to be generated from operations and cash obtained through borrowing or leasing arrangements will be sufficient to meet the Company's working capital and capital expenditure requirements at least through the end of fiscal 1997. Any major change in the nature of the Company's business, such as those mentioned in the previous section, could change the Company's capital requirements. To the extent the Company requires additional cash, there can be no assurance that the Company will be able to obtain such financing on terms favorable to the Company, or at all.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company (Annual Shareholder Meeting) was held on February 21, 1997, in Milpitas, California. At the Annual Shareholder Meeting the shareholders elected members of the Company's Board of Directors, amended the 1995 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance by 400,000 shares, and ratified the Company's appointment of Ernst & Young LLP as independent auditors.

The vote for nominated directors was as follows:

      Nominee               In Favor           Withheld
---------------------   ------------------   --------------

C.K. Chan                      7,122,332           64,206
J.V. Diller                    7,125,490           61,048
B.Y. Kamath                    7,088,990           97,548
D. O'Brien                     7,126,821           59,717
D.T. Valentine                 7,126,190           60,348

The results of voting for approval of an amendment to the 1995 Equity Incentive Plan to increase the number of shares reserved for issuance by 400,000 shares:

                                                                  Broker
       For                  Against             Abstain           Non-Votes
-------------------     -----------------    --------------     ---------------

         5,685,938             1,200,704            28,398             271,498

The results of voting for ratification of appointment of Ernst & Young LLP as independent auditors for the company for the next fiscal year:

       For                  Against             Abstain
-------------------     -----------------    --------------

         7,149,465                17,600            19,473




ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)       The following exhibits are filed as part of this report:

         Exhibit 11.1 - Statement re Computation of Per Share Earnings (Loss)
         Exhibit 27.1 - Financial Data Schedule

(b)       Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANTEC SEMICONDUCTOR, INC.
(Registrant)



Date: May 13, 1997                 By: /s/ Terrence W. Plette
                                            ----------------------------------
                                        Terrence W. Plette
                                        Chief Financial Officer
                                        (Duly authorized officer and principal
                                        financial officer)

                                                 EXHIBIT INDEX

Exhibit

11.1        Statement re Computation of Per Share Earnings (Loss)
27.1        Financial Data Schedule