Form 10-Q
period 1997-06-30
ELANTEC SEMICONDUCTOR INC
filed 1997-08-14
CIK 949872

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q





[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

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

As of July 28, 1997, 8,978,874 shares of the Registrant's Common Stock, $0.01 par value, were issued and outstanding.

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

PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements



                           ELANTEC SEMICONDUCTOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended    Nine Months Ended
                                                         June 30,             June 30,
                                                  --------------------   --------------------
                                                    1997        1996       1997        1996
                                                  --------    --------   --------    --------
Net revenues ..................................   $  9,195    $  9,782   $ 25,690    $ 27,946
Cost of revenues ..............................      5,223       4,627     14,737      13,246
                                                  --------    --------   --------    --------
   Gross profit ...............................      3,972       5,155     10,953      14,700


Operating expenses:
   Research and development ...................      1,787       1,582      4,723       4,741
   Marketing, sales, general and administrative      2,196       2,248      6,479       6,324
                                                  --------    --------   --------    --------
   Total operating expenses ...................      3,983       3,830     11,202      11,065
                                                  --------    --------   --------    --------


Income (loss) from operations .................        (11)      1,325       (249)      3,635
Interest and other, net .......................        123         111        326         332
                                                  --------    --------   --------    --------
Income before taxes ...........................        112       1,436         77       3,967
Provision for taxes on income .................         14         113         10         310
                                                  --------    --------   --------    --------

Net income ....................................   $     98    $  1,323   $     67    $  3,657
                                                  ========    ========   ========    ========

Net income per share ..........................   $   0.01    $   0.14   $   0.01    $   0.39
                                                  ========    ========   ========    ========

Shares used in computing per share amounts ....      9,239       9,448      9,271       9,337
                                                  ========    ========   ========    ========




See accompanying notes to the condensed consolidated financial statements.

                           ELANTEC SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     June 30,      Sept. 30,
                                                                       1997         1996 (1)
                                                                   ----------      ---------
                                   (Unaudited)
Current assets:
   Cash and cash equivalents .....................................   $ 9,153         $ 9,377
   Short-term investments ........................................     5,964           6,663
   Accounts receivable, net ......................................     3,350           4,175
   Inventories ...................................................     7,190           6,475
   Prepaid expenses and other current assets .....................       556             554
                                                                     -------         -------
Total current assets .............................................    26,213          27,244

Property and equipment, net ......................................     8,999           7,360
Other assets, net ................................................       557             642
                                                                     =======         =======
Total assets .....................................................   $35,769         $35,246
                                                                     =======         =======

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable and accrued liabilities ......................   $ 4,167         $ 5,335
   Deferred revenue ..............................................     2,670           3,143
   Current portion of long-term debt and capital lease obligations     1,422           1,128
                                                                     -------         -------
Total current liabilities ........................................     8,259           9,606

Long-term debt and capital lease obligations .....................     3,249           1,566

Stockholders' equity .............................................    24,261          24,074
                                                                     =======         =======
Total liabilities and stockholders' equity .......................   $35,769         $35,246
                                                                     =======         =======

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

                           ELANTEC SEMICONDUCTOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                Nine Months Ended
                                    June 30,
                                                             -------------------
                                                               1997       1996
                                                             -------    --------
Operating activities:
Net income ..............................................   $    67    $  3,657

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
      Depreciation and amortization .....................     1,456       1,211
      Changes in operating assets and liabilities:
          Accounts receivable ...........................       825        (945)
          Inventories ...................................      (715)     (1,345)
          Prepaid expenses and other current assets .....        (2)        213
          Accounts payable and accrued liabilities ......    (1,168)        620
          Deferred revenue ..............................      (473)        210

Net cash provided by (used in) operating activities .....       (10)      3,621

Investing activities:
Sale/maturity (purchase) of available-for-sale securities       699      (3,451)
Purchase of property and equipment ......................      (143)     (1,994)
Decrease in other assets ................................        85         262
                                                            -------    --------
Net cash provided by (used in) investing activities .....       641      (5,183)

Financing activities:
Payments on capital lease and other debt ................      (975)       (698)
Issuance of common stock ................................       120       8,510
                                                            -------    --------
Net cash provided by (used in)financing activities ......      (855)      7,812

Increase (decrease) in cash and cash equivalents ........      (224)      6,250
Cash and cash equivalents at beginning of period ........     9,377       6,009
                                                            =======    ========
Cash and cash equivalents at end of period ..............   $ 9,153    $ 12,259
                                                            =======    ========


Supplemental disclosures of cash flow information:
Lease and installment financing for capital equipment ...   $ 2,952    $  1,219

Interest paid ...........................................   $   193    $    147

Taxes paid ..............................................   $    50    $    185




See accompanying notes to the condensed consolidated financial statements.

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.       BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

The Company's fiscal year end is the Sunday closest to September 30. The Company's fiscal quarters end on the Sunday closest to the end of the calendar quarter. For convenience, the Company has indicated that its quarters end on December 31, March 31, June 30 and September 30.

NOTE 2.       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3.       CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash for purposes of balance sheet and statement of cash flows presentation. Cash and cash equivalents are carried at cost, which approximates market value.

NOTE 4.       SHORT-TERM INVESTMENTS

The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturities of less than one year. All of the Company's marketable investments are classified as "available-for-sale" and the Company classifies its available-for-sale portfolio as available for use in its current operations. At June 30, 1997, there was no significant difference between the fair market value and the underlying cost of such securities.

NOTE 5.       INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following balances in thousands:


                                                    June 30,       Sept.30,
                                                      1997           1996
                                                     ------        ------
     Raw materials ..................................$  828        $  800
     Work-in-process ................................ 4,840         4,266
     Finished goods ................................. 1,522         1,409
                                                     ------        ------
                                                     $7,190        $6,475
                                                     ======        ======

NOTE 6.       NET INCOME PER SHARE

Net income per share is calculated based on the weighted average number of common and dilutive common share equivalents outstanding using the treasury stock method. Common share equivalents reflect the dilutive effect of outstanding stock options. Dilutive securities include options and warrants.

In February 1997, the Financial Accounting standards Board issued Statement No. 128, Earning per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is no impact expected in primary earnings per share for the third quarter ended June 30, 1997. Primary earnings per share is expected to increase for the third quarter ended June 30, 1996 by $0.01per share. The impact of Statement No. 128 on fully diluted earnings per share for these quarters is not expected to be material.

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

The table below states the income statement items for the three and nine months ended June 30, 1997 and 1996 as a percentage of net revenues and provides the percentage change in absolute dollars from the previous year:


                                     Three Months      Three Months     Dollar %     Nine Months       Nine Months    Dollar %
                                        Ended             Ended          Change        Ended             Ended         Change
                                    --------------------------------------------- ----------------------------------------------
                                     June 30, 1997     June 30, 1996               June 30, 1997     June 30, 1996
                                    --------------    --------------              --------------    --------------
Net revenues                             100.0%            100.0%        -6%          100.0%            100.0%         -8%
Cost of revenues                          56.8%             47.7%        13%           57.4%             47.4%         11%
   Gross profit                           43.2%             52.7%       -23%           42.6%             52.6%        -26%


Operating expenses:
   Research and development               19.4%             16.2%        13%           18.4%             17.0%          0%
   Marketing, sales, general
        and administrative                23.9%             23.0%        -2%           25.2%             22.6%          3%

RESULTS OF OPERATIONS - During the third fiscal quarter of 1997, Elantec generated net revenues of $9.2 million, a decrease of 6% from the $9.8 million reported in the same quarter of the previous year. For the first nine months of fiscal 1997 net revenues were $25.7 million, a decrease of 8% from the $28.0 million reported in the corresponding period of fiscal 1996. This decrease is attributed to a shift in sales mix to lower priced products and overall lower average selling prices due to competitive market pressures, offset in part by slightly higher unit sales volumes.

Cost of goods sold increased to 57% of net sales for the third quarter of fiscal 1997 compared to 47% for the third quarter of fiscal 1996. During the first nine months of fiscal 1997, cost of goods sold increased to 57% from 47% reported for the corresponding period of fiscal 1996. The resulting increase in cost and corresponding decrease in gross margin for each comparable period is primarily due to increased unfavorable manufacturing variances and lower average selling prices due to a more competitive market environment.

Research and development expenses increased by $0.2 million compared to the dollar amounts reported in the third quarter of fiscal 1996 largely due to increased expenditures for mask sets, silicon and other materials. During the first nine months of fiscal 1997, research and development expenses were relatively flat when compared the corresponding period of fiscal 1996. If the Company moves to the "SOI" technology as contemplated (see discussion below), absolute dollar research and development expenses are expected to increase.

Marketing, selling and general and administrative expenses for the third quarter were relatively flat compared to the dollar amounts reported in the third quarter of fiscal 1996. During the first nine months of fiscal 1997, marketing, selling and general and administrative expenses increased by $0.2 million from that reported for the corresponding period of fiscal 1996. This increase is due to provisions for bad debts recorded in the first quarter if fiscal 1997.

The Company's provision for income taxes for the third quarter of fiscal 1997 is lower than the statutory rate, principally due to the benefit of net operating loss carryforwards offset by alternative minimum taxes and foreign withholding taxes.

On July 4, 1997 the Company announced that it would discontinue its military and commercial hybrid product. This product line accounted for 8.7% and 8.0% of product revenues during the third quarter and nine months ended June 30, 1997, respectively. Orders for these discontinued products will be accepted through December 20, 1997 with last shipments from the factory by March 20, 1998. The company expects higher revenues and gross margins from last-buy orders during the first quarter of fiscal 1998. However, the company does not expect the discontinuance of this product line to have a material impact on the Company's fourth quarter 1997 or annual 1998 results from operations.

FACTORS AFFECTING FUTURE RESULTS - Elantec's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and product introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix of product sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation.

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

From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, ramping production, installing new equipment at its facilities and constructing new facilities in Milpitas, California.

The Company is reconsidering an extensive production expansion at its primary manufacturing facility in Milpitas, California. The expansion, if completed, will result in a significant increase in fixed and operating expenses. These additional expenses could reduce gross margins. Specifically, the Company would anticipate incurring substantial operating costs and depreciation expense relating to the expanded facility before production of substantial volume is achieved. If revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margin greater than or comparable to the Company's current products, the Company's future results of operations could be adversely impacted. Additionally, the project faces a number of substantial risks including, but not limited to, project termination, delays in construction, cost overruns, equipment delays or shortages, manufacturing start-up or process problems, or difficulties in hiring key managers and technical personnel.

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

Part of the Company's future bipolar product development strategy may include the development of an alternative form of silicon-on-insulator ("SOI") technology called bonded wafers. The Company currently believes that, if successful, the bonded wafer technology could provide technologically advanced products at a lower cost than the current dielectric isolation complementary bipolar technology. However, there can be no assurance that bonded wafer technology can be successfully accomplished in a timely manner or that it will provide the desired improvements over the Company's current technology.
Significant delays or cancellation of the development of the bonded wafer technology and/or manufacturing problems associated with transferring the Company's current product line to this technology would have a material adverse affect on the Company's business and results of operations. In addition, delays or cancellation of the development of this technology could adversely affect the Company's new product development program.

The semiconductor industry is extremely capital intensive. To remain competitive, the Company must continue to invest in advanced manufacturing equipment and process technologies. If the decision to move ahead with the aforementioned capacity expansion and technology improvement is made, the Company may be required to expend approximately $12.3 million in capital expenditures. Additionally, the Company anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing were not available on terms satisfactory to the Company, its operations would be materially adversely affected.

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

LIQUIDITY AND CAPITAL RESOURCES - During the first nine months of fiscal 1997, the Company financed its operations primarily from existing cash and short-term investment balances. At June 30, 1997, the Company had approximately $15.1 million of cash and short-term investments.

Net cash used in operating activities was $10,000 for the nine months ended June 30, 1997, and consisted primarily of decreases in accounts payable and accrued liabilities and an increase in inventory, offset by depreciation and amortization expenses and a decrease in accounts receivable.

Cash provided by investing activities was $641,000 for the nine months ended June 30, 1997. This increase was primarily attributed to net sales/maturities of available-for-sale securities during the nine-month period ended June 30, 1997 and consisted primarily of commercial paper and short-term corporate notes.

Capital expenditures were $3.1 million during the nine-month period ended June 30, 1997 of which $3.0 million was leased using the Company's nonrevolving lease line of credit. The Company expects to fund an additional $0.5 million of capital in the fourth quarter of fiscal 1997 the majority of which will be leased using existing credit facilities. At June 30, 1997 there was approximately $6.2 million available credit under lease lines. There were outstanding commitments to purchase capital assets of approximately $0.5 million at June 30, 1997.

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

No matters were submitted to a vote of security holders during the quarter ended June 30, 1997.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)       The following exhibits are filed as part of this report:

         Exhibit 11.1 - Statement re Computation of Per Share Earnings
         Exhibit 27.1 - Financial Data Schedule

(b)       Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANTEC SEMICONDUCTOR, INC.
(Registrant)



Date: August 13, 1997                     By: /s/ David O'Brien
                                          ---------------------
                                          David O'Brien
                                          President, Chief Executive Officer
                                          (Duly authorized officer and principal
                                          financial officer)

                                                 EXHIBIT INDEX

Exhibit

11.1        Statement re Computation of Per Share Earnings
27.1        Financial Data Schedule