Form 10-K
period 1997-09-30
ELANTEC SEMICONDUCTOR INC
filed 1997-12-29
CIK 949872

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

   (Mark One)
     __X__ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 1997.

                                       OR

     _____      Transition  Report  Pursuant  to  Section  13  or  15(d)  of the
                Securities Exchange Act of 1934 for the Transition Period from _____________to ________________.

                         Commission File Number 0-26690

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES  __X__                    NO   _____

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on November 21, 1997 as reported on the Nasdaq National Market: $51,660,637. This calculation does not include a determination that persons are affiliates for any other purpose.

Number of shares outstanding of the registrant's common stock as of November 21, 1997: 9,083,18

                                  -------------

Documents Incorporated By Reference

Part III - Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held February 20, 1998.

================================================================================

                                           ELANTEC SEMICONDUCTOR, INC.
                                                    FORM 10-K
                                  For the Fiscal Year Ended September 30, 1997
                                                Table of Contents

                                                     PART I
                                                                                                            Page
                                                                                                            ----

Item 1.       Business...........................................................................              3

Item 2.       Properties.........................................................................             13

Item 3.       Legal Proceedings..................................................................             14

Item 4.       Submission of Matters to a Vote of Security Holders................................             14

                                                      PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..............             14

Item 6.       Selected Financial Data............................................................             15

Item 7.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations......................................................................             15

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.........................             21

Item 8.       Financial Statements and Supplementary Data........................................             21

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.........................................................................             21

                                                     PART III

Item 10.      Directors and Executive Officers of the Registrant.................................             22

Item 11.      Executive Compensation.............................................................             22

Item 12.      Security Ownership of Certain Beneficial Owners and Management.....................             22

Item 13.      Certain Relationships and Related Transactions.....................................             22

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................             23

Signatures    ...................................................................................             42

                                                       2

                                     PART I

         Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under the heading entitled "Risk Factors", as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

         In order to meet the needs of electronic systems manufacturers, analog integrated circuit companies offer a wide range of both high performance standard products and market specific ASSPs. Standard products can serve as basic building blocks to assist system designers in bringing new products to market rapidly. ASSPs enhance performance and combine functions to reduce system size and cost as end-user needs become better defined and system unit volumes increase. The critical point of competition for analog integrated circuit companies is at the "design-in" stage when the system designer evaluates various alternative components for implementing the system architecture. Companies that offer families of analog standard products and ASSPs that perform a number of the functions required by the systems design will typically have an advantage at the design-in stage because systems designers often prefer to choose products from the same vendor once the vendor has been qualified as a producer of reliable products.

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

         The following table sets forth examples of typical applications of the Company's products in each of the four target commercial markets and a representative application:

      ----------------------------------------------------------------------
                 Market                      Typical Applications
      ----------------------------------------------------------------------
      Video/Multimedia              Overhead Displays
                                    Set Top Converters
                                    Special Effects Generators
                                    Switchers/Routers
                                    Video Cameras
                                    Video Distribution Networks
                                    Video Signal Processing
                                    Workstations
      ----------------------------------------------------------------------
      Data Processing               Copiers
                                    Document Scanners
                                    Optical Storage
                                    Personal Computers
                                    Power Supplies
      ----------------------------------------------------------------------
      Instrumentation               Analyzers
                                    Automatic Testers
                                    Measuring Instruments
                                    Medical Instrumentation
      ----------------------------------------------------------------------
      Communications                ADSL Transceivers
                                    HDSL Transceivers
                                    Video Phones
                                    Video Teleconferencing
      ----------------------------------------------------------------------

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

         Data Processing. The growth of data processing, particularly in personal computers, has been driven by advances in digital technology, which have in turn created new applications for analog functions. In this market, the Company's products include amplifiers for document scanners, copiers and power management circuits targeted for new generations of microprocessors that operate at low voltages. An emerging area targeted by the Company is the optical storage market. The Company is currently providing products that control the laser diode driver for optical disk drives and plans to produce similar products for CD read/write and DVD read/write applications.

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

         Communications. The convergence of communications and computers has also created opportunities for high performance analog circuits. For example, electronic communications through telephone lines increasingly include both digital and analog information such as audio, video and data and require digital and analog circuits to transmit and process them. In this market, the Company supplies transceivers and high speed amplifiers for Asymmetrical Digital Subscriber Line ("ADSL") and High Bit Rate Digital Subscriber Line ("HDSL")
techniques for increasing the rate at which data is transmitted over twisted-pair wires such as conventional telephone lines, which is important for emerging communications applications related to Internet access.

Other Markets

         In addition to its primary markets, the Company provides its products to electronic systems manufacturers in the military and automotive markets.

         Military. The Company has historically offered products for a variety of military applications and continues to offer certain products to meet the needs of customers of these products. However, on July 1, 1997 the Company announced that it would discontinue its military hybrid products. This product line accounted for 8.9% and 7.9% of product revenues in 1996 and 1997, respectively. Orders for these discontinued products will be accepted through mid 1998 with last shipments from the factory expected through Q1 1999.

         Automotive. In February 1993, the Company entered into an exclusive agreement with Aisin Seiki Co., Ltd. ("Aisin"), a manufacturer of automotive parts in Japan and a member of the Toyota group of companies. Under the terms of the agreement, Elantec has licensed to Aisin certain proprietary Elantec technology to design and manufacture analog integrated circuits for the automotive market, in return for certain license fees and royalty payments upon the sale of products derived therefrom. Under the agreement, the Company developed and manufactured certain automotive products for Aisin. The current agreement continues through February 1998 and provides for payment to Elantec of a total of $7,000,000 in license fees of which $6,750,000 cash has been received through 1997. The Company does not expect the license agreement or manufacturing relationship to extend beyond February 1998.

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

         Application Specific Standard Products. For the video/multimedia market the Company offers a variety of ASSPs that can be used as standard building blocks to provide solutions to the video system designer for many common video circuit designs. Sync separators are timing circuits that control the position and stability of the video image on a video display. D.C. restoration circuits restore to the correct voltage level a video signal that has been amplified and processed in order to ensure accurate transfer of video information. Video multiplexers allow multiple video inputs to be connected to a single output in a selected manner. Faders combine separate signals in different ratios for special effects such as the fading of one video image into another. Power management circuits effeciently convert supply voltages from 5 volts to a lower voltage required by modern microprocessors. Laser diode drivers control the performance of the laser diode used in the read/write mode in optical storage pick-up heads. In the instrumentation market, pin drivers and receivers are used in automatic test equipment to generate and detect electrical signals to test electronic components. In the communications market, transceivers are used to transmit and receive high speed analog signals containing encoded digital information over twisted pair telephone lines.

Sales and Distribution

         The Company sells its products either directly to customers with the assistance of independent sales representatives, or indirectly through independent distributors. The Company's direct sales force consists of sales managers and field application engineers who support customers, sales representatives and distributors in each major geographic market. The sales staff and field application engineers are located at the Company's Milpitas, California headquarters and in field sales offices in Massachusetts and England. The Company's sales staff and field application engineers also manage, train and support the Company's network of distributors.

         In North America, the Company sells its products through 22 independent sales representative organizations having a total of more than 35 offices and five distributors having a total of more than 90 locations. These distributors are entitled to price rebates on unsold inventory if the Company lowers the prices of its products. In addition, on a semi-annual basis, these distributors are permitted to return for credit, against purchases of an equivalent dollar value of products, up to 5% of their total product purchases during the most recent six-month period.

         In fiscal 1995, sales to Marshall Industries and Insight Electronics, Inc. represented approximately 13% and 10% of the Company's net revenues, respectively. In 1996, no single domestic representative or distributor accounted for sales in excess of 10% of the Company's net revenues. In fiscal 1997, sales to Insight Electronics, Inc. represented approximately 12% of the company's net revenues. See Note 1 of Notes to Consolidated Financial Statements.

         Outside North America, the Company sells its products through a network of international distributors. Such international sales represented approximately 32%, 48% and 54% of the Company's net product revenues, excluding Aisin contract revenues, in fiscal 1995, 1996, and 1997, respectively.

         In fiscal 1995, sales to Internix, Inc. represented approximately 11% of the Company's net revenues. During fiscal 1996, approximately 15% of the Company's net revenues were to Microtek International, Inc. in Japan. In fiscal 1997, approximately 14% of the Company's net revenues were to Microtek International, Inc. On a semi-annual basis, international distributors are permitted to return for credit, against purchases of an equivalent dollar value of products, up to 5% of their total product purchases during the most recent six-month period.

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

         A substantial portion of the Company's revenues are realized through independent distributors and independent sales representatives that are not under the direct control of the Company. These independent sales organizations generally carry the product lines of a number of companies, are not subject to any minimum purchase requirements and can discontinue selling the Company's products at any time. Accordingly, the Company must compete for the focus and sales efforts of its distributors and independent sales representatives. In addition, the Company's distributors are permitted to return to the Company a portion of the products purchased by them, and the Company's business and results of operations could be materially adversely affected if the amount of returns exceeds the Company's reserves. There can be no assurance that the Company will be able to retain the loyalty and attention of its distributors and representatives. The loss of one or more of the Company's distributors or representatives could have a material adverse effect on the Company's business and results of operations.

Backlog

         At September 30, 1997, the Company's product backlog was approximately $12.7 million, compared to $9.7 million at September 30, 1996. The Company includes all orders scheduled for delivery within six months in backlog. The Company's business, and to a large extent the entire semiconductor industry, is characterized by short-term orders and shipment schedules. These orders can generally be cancelled or rescheduled without significant penalty to the customers. As a result, the quantities of the Company's products to be delivered and their delivery schedules are frequently revised by customers to reflect changes in their needs. Since backlog can be cancelled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenues.

Design Methodology and Process Technology

         Design Methodology. The Company's designers apply a rigorous, standardized design methodology intended to accelerate the development and introduction of new products, maintain consistent quality and promote the development and sharing of design expertise among the engineering staff. Each designer utilizes a common set of customized CAD tools on a network of computer workstations and applies standardized design rules in order to facilitate the integration of different designs or design elements. The Company promotes design integrity and sharing of expertise by requiring each designer to subject designs to a series of peer reviews and simulation and verification tests at different stages of design development. The Company has developed proprietary computer models of circuit elements to assist in the modeling, simulation, layout and verification of circuit designs.

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

         Process Technology. The Company uses a variety of semiconductor process technologies for its products in order to meet the particular requirements of different customers and applications. The Company's process technologies include dielectric isolation and junction isolation complementary bipolar, junction isolation bipolar, and CMOS technologies. In addition, the Company utilizes other manufacturing technologies to produce hybrid semiconductor products, primarily for military applications.

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

         Dielectric Isolation Technology. Dielectric isolation is a silicon-on-insulator (SOI) manufacturing technique that uses insulating oxide to isolate transistors from each other electrically. This technique has the inherent advantages of low electrical capacitance, which allows high speed signal processing and minimizes cross-talk or unwanted interference from other signals, and higher voltage operation, which is useful for instrumentation and many other analog applications.

         Complementary Metal-Oxide-Semiconductor Technology. Since 1992, Elantec has pursued a strategy to provide a wider range of products using CMOS technology. CMOS technology enables the design of circuits with lower power consumption than bipolar circuits, but with relatively lower speed, and is well suited for analog switching and mixed signal applications. The Company uses several third-party foundries to supply wafers for its CMOS products.

         The markets for the Company's products are characterized by rapid technological change and frequent new product introductions. There can be no assurance that the Company's analog products or the process technologies utilized by the Company will not become obsolete. In addition, as digital integrated circuits have become faster and their processing capacity has expanded, digital circuits have increasingly been used to perform functions in electronic systems that were previously performed with analog technologies. There can be no assurance that further advances in digital processing power will not eventually supplant analog technologies in those new applications, which could have a material adverse effect on the Company's business and results of operations.

Manufacturing

         The Company manufactures semiconductor wafers for its dielectric isolation complementary bipolar products in its own facility to optimize the performance of these products and maintain a high degree of manufacturing control. The Company also uses a third-party foundry that provides partially processed dielectric isolation complementary bipolar wafers. The Company's manufacturing facilities in Milpitas, California include a four-inch wafer fabrication facility and a 3,500 square foot clean room. The Company broadens its manufacturing capabilities by using third-party foundries to produce junction isolation bipolar wafers and CMOS wafers. The use of third-party foundries enables the Company to focus on its design strengths and minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of obsolescence.

         Sales of dieletric isolation products represented approximately 74% of the Company's net product revenues in fiscal 1996 and 67% in 1997. The process for manufacturing dielectrically isolated integrated circuits is more complex than processes for junction isolation bipolar manufacturing, and the number of foundries that have the capability to produce dielectrically isolated semiconductor wafers is limited. The Company has been informed that its existing dielectric isolation foundry will discontinue supplying this technology in late 1998. The company is currently developing an alternative source for this technology.

The loss of this foundry prior to locating a second source or developing alternate technology would have a material adverse effect on the Company's business and results of operations.

         The Company uses different third-party foundries to supply semiconductor wafers for its complementary bipolar and its CMOS products. Sales of these products collectively represented approximately 16% and 23% of the Company's net product revenues in fiscal 1996 and fiscal 1997, respectively. The Company currently uses a single source of wafers for its complementary bipolar process, and has two sources for CMOS processes. The Company believes that it has had good long-term relationships with its foundries and that its relationships with its foundries are stable. However, any interruption in the supply of wafers from the Company's foundries would have a negative impact on the Company's business and results of operations until an alternate source could be established. Although the Company believes that it could develop alternative sources of supply, there can be no assurance that the Company could do so in a timely manner to prevent such a material adverse impact.

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

         The Company anticipates that it will meet its future growth requirements by expanding its manufacturing capability at its present location in Milpitas, California. These plans include expanding wafer fabrication capability for dielectric isolation and bonded wafers. On October 1, 1996 the Company signed a lease for a total of approximately 24,000 square feet of space located adjacent to the Milpitas manufacturing facility and moved administrative functions to this new facility to facilitate the manufacturing expansion. In 1997 the Company completed an expansion of its test facility, expanding its analog and mixed signal testing capability.

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

         As part of its future bipolar product development strategy, the Company is developing a form of silicon on insulator (SOI) technology called bonded wafers. Bonded wafer technology uses two flat oxidized silicon wafers that are thermally bonded to one another, after which one wafer is precisely ground and polished to form a thin silicon layer supported by the insulating oxide and the remaining silicon wafer. This thin silicon layer is suitable for making individual elements of the semiconductor circuits that are electrically isolated from each other by insulating oxide to provide performance characteristics superior to those achievable with other technologies such as dielectric isolation and junction isolation. The Company believes that, if successful, the bonded wafer technology could provide many of the same benefits as dielectric isolation but with lower wafer cost and improved performance due to higher speed and smaller device size. This technology could provide the Company with the capability to provide products with higher levels of integration and performance to the Company's target markets. However, there can be no assurance that the development of the bonded wafer technology can be successfully accomplished in a timely manner or that it will provide the desired improvements over the Company's current technology or that the bonded wafer technology being developed by the Company will not be supplanted by alternative new technologies. Significant delays in the development of this bonded wafer technology or manufacturing problems associated with transferring the Company's current product line to this technology could have a material adverse effect on the Company's business and results of operations. In addition, delays in the development of this technology could materially and adversely affect the Company's new product development program.

         In fiscal 1995, fiscal 1996 and fiscal 1997, the Company spent $4.8 million, $6.4 million and $6.2 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

Patents and Licenses

         The Company seeks to protect its proprietary technology through patents and trade secret protection. Currently, the Company holds 32 United States patents and three foreign patents, expiring on various dates between the years 2005 and 2014 and has additional pending United States patent applications, although there can be no assurance that any patents will result from these applications. While the Company intends to continue to seek patent coverage for its products and manufacturing technology where appropriate, the Company believes that its success depends more heavily on the technical expertise and innovative abilities of its personnel than on its patent position. Accordingly, the Company also relies on trade secrets and confidential technological know-how in the conduct of its business. There can be no assurance that the Company's patents or applicable trade secret laws provide adequate protection for the Company's technology against competitors who may develop or patent similar technology or reverse engineer the Company's products. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

Employees

         At September 30, 1997, the Company had 161 full time employees. The Company believes that its future success will depend, in part, on its ability to attract and retain qualified technical and manufacturing personnel. This is particularly important in the areas of product design and development, where competition for skilled personnel, particularly those with analog experience, is intense. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

Executive Officers and Directors of the Company

         The executive officers and directors of the Company are as follows:

          Name                               Age    Positions
          ----                               ---    ---------
          David O'Brien                      58     President, Chief Executive
                                                    Officer, Chief Financial
                                                    Officer and Director

          Richard E. Corbin                  62     Vice President of Technology

          Ralph S. Granchelli, Jr.           42     Vice President of Marketing

          Donald T. Valentine (1)            65     Director and Chairman of the
                                                    Board

          Chuck K. Chan (2)                  47     Director

          James V. Diller (2)                62     Director

          B. Yeshwant Kamath (1)             49     Director

----------------

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

         David O'Brien has served as President, Chief Executive Officer and a director of the Company since September 1987, and served as Chief Financial Officer from August 1997 to present and previously from August 1995 to December 1995. From 1982 to September 1987, he served as President and Chief Executive Officer of Precision Monolithics, Inc. ("Precision Monolithics"), a semiconductor company. From 1979 to 1982, he was Vice President of Engineering and Senior Vice President of Operations at Precision Monolithics. Previously, Dr. O'Brien was employed by Fairchild Semiconductor Corporation ("Fairchild Semiconductor") from 1973 to 1979, where he served in several managerial positions in engineering and operations. Dr. O'Brien holds a B.S. degree in physics and M.S. and Ph.D. degrees in electrical engineering from the University of Swansea, United Kingdom, and a M.B.A. degree from the University of Santa Clara, California.

          Richard E. Corbin has served as Vice President of Technology since June 1997 and Vice President of Bipolar Design Engineering from September 1992 to May 1997. From October 1987 to August 1992, he served as the Company's Vice President of Operations. From 1981 to 1987, Mr. Corbin was employed at Precision Monolithics, in a variety of management positions including Director of CMOS Operations and Vice President of New Product Development. From 1976 to 1980, Mr. Corbin held various positions at Fairchild Semiconductor including Division Operations Manager of CMOS. Mr. Corbin holds a B.S. degree in mathematics and physics from Arizona State University.

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

         Donald T. Valentine has been a director of the Company since January 1992 and Chairman of the Board since March 1994. Mr. Valentine has been a general partner of Sequoia Capital, a venture capital firm, since 1974. He is also Chairman of the Board of C-Cube Microsystems Inc., a semiconductor video compression company, Vice Chairman of Cisco Systems, Inc., an internetworking communications company, and Chairman of the Board of Network Appliance Corporation, a company in the network file server business.

         Chuck K. Chan has been a director of the Company since January 1992 and also served as a director from 1983 to 1984. Dr. Chan has been a partner in Alpine Technology Ventures, a venture capital firm, since December 1994 and was a partner in Associated Venture Investors, a venture capital firm from 1982 to 1996. Dr. Chan holds B.S., M.S. and Ph.D. degrees in physics from the
Massachusetts   Institute  of  Technology  and  a  M.B.A.  degree  from  Harvard
University.

         James V. Diller has been a director of the Company since 1986. Mr. Diller was a founder of Sierra Semiconductor Corporation, a communications semiconductor company, was its President from 1983 to 1997 and is currently its Chairman of the Board. Mr. Diller holds a B.S. degree in physics from the University of Rhode Island.

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

ITEM 2:  PROPERTIES

         The Company leases approximately 39,000 square feet of space located in Milpitas, California for its manufacturing and engineering functions pursuant to a lease that expires on June 30, 2005. In addition, the Company has a seven year lease expiring on October 1, 2003 for a total of approximately 24,000 square feet of space located adjacent to the Milpitas manufacturing facility for administrative functions. This seven year lease expires on October 1, 2003. The company also leases 2,443 square feet of space for its sales offices in Massachusetts and Wokingham, England, and approximately 4,137 square feet of warehouse space in San Jose, California. The Company believes that its current facilities are adequate to meet its current requirements for the near term. See Notes to Consolidated Financial Statements.

ITEM 3:  LEGAL PROCEEDINGS

         The Company is a party to a number of legal proceedings arising in the ordinary course of its business. These actions include patent liability, warranty of merchantability and employee-related issues. While it is not feasible to predict or determine the outcome of these maters, the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.


PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock

         Elantec's Common Stock has been traded on the Nasdaq National Market under the Nasdaq symbol "ELNT" since the Company's initial public offering on October 11, 1995. The high and low closing sales prices indicated below are as reported on the Nasdaq National Market. As of September 30, 1997, there were approximately 260 stockholders of record.

                                Common Stock Prices
           ---------------------------------------------------------------------------------------
                                                                         HIGH         LOW
                                                                   -------------------------------
           Quarter ended September 30, 1997                            $ 7.250     $ 4.000
           Quarter ended June 30, 1997                                 $ 4.625     $ 3.125
           Quarter ended March 31, 1997                                $ 6.125     $ 3.125
           Quarter ended December 31, 1996                             $ 7.000     $ 4.750

           Quarter ended September 30,1996                             $ 9.125     $ 5.500
           Quarter ended June 30,1996                                  $13.250     $ 6.750
           Quarter ended March 31,1996                                 $10.250     $ 7.125
           Quarter ended December 31,1995 (Starting on 10/11/95)       $11.875     $ 7.000

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


                                                                                September 30 (1)
                                                              1993          1994          1995          1996          1997
                                                      ---------------------------------------------------------------------
                                                                     (in thousands, except per share data)
Statement of Operations Data:
     Net revenues                                          $18,477       $22,937       $26,884       $36,806       $35,388
     Gross profit                                            9,510        10,819        13,928        18,798        15,277
     Income from operations                                  1,588         1,859         2,887         4,300           177
     Income before taxes                                     1,553         1,568         2,951         4,761           647
     Net income                                            $ 1,270       $ 1,125       $ 2,713       $ 4,389       $   566
     Net income per share (2)                              $  0.18       $  0.15       $  0.34       $  0.47       $  0.06
     Number of shares used in computing per share
        amounts (2)                                          7,495         7,736         7,874         9,332         9,323


                                                                               September 30, (1)
                                                               1993          1994         1995         1996         1997
                                                      ---------------------------------------------------------------------
                                                                                 (in thousands)
Balance Sheet Data:

     Working capital                                       $  5,537      $  6,018      $ 6,854      $17,638      $18,287
     Total assets                                            11,058        14,919       20,910       35,246       37,091
     Long-term debt and capital lease obligations               298           517        1,313        1,566        3,336
     Total stockholders' equity                               7,064         8,318       11,142       24,074       24,803

-------------------
(1) The Company's fiscal periods end on the Sunday closest to the end of the calendar period. For ease of presentation, each fiscal period has been presented as though it ended on the final day of the calendar period.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Risk Factors".

Results of Operations

         The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.

                                                September 30,
                                       1995          1996          1997
                                     ------------------------------------

Net revenues                           100.0%       100.0%       100.0%
Gross profit                            51.8%        51.1%        43.2%
Income from operations                  10.7%        11.7%         0.5%
Income before income taxes              11.0%        12.9%         1.8%
Net income                              10.1%        11.9%         1.6%

         Net Revenues. The Company's net revenues increased 36.9% from $26.9 million in fiscal 1995 to $36.8 million in fiscal 1996 and decreased 3.9% to $35.4 million in fiscal 1997. Net product revenues increased 40.0% from $25.2 million in fiscal 1995 to $35.3 million in fiscal 1996 and decreased 3.4% to $34.1 million in fiscal 1997. The increase in net product revenues in 1995 and 1996 was primarily a result of increases in commercial product revenues. The decrease in net product revenues in 1997 was due to decreased commercial product revenues combined with a continued decrease in the Company's military business. License fees and technology transfer revenue from Aisin Seiki Co., Ltd. (Aisin) was $1.5 million in 1995 and declined by $195,000 and $160,000 in fiscal 1996 and 1997, respectively. The Company does not expect this license agreement and manufacturing relationship with Aisin to extend beyond February 1998.

         Commercial product revenues, driven by increased unit sales, increased 57.0% from $20.7 million in fiscal 1995 to $32.1 million in fiscal 1996 and decreased 2.2% to $31.4 million in fiscal 1997. Increases in unit volumes in each period resulted from stronger demand for the Company's products primarily in the video/multimedia, communications and data processing markets. The Company's commercial product average selling prices remained flat from 1995 to 1996, but decreased by 14.4% during 1997. The Company expects the average selling prices of its commercial products to continue to decrease over time.

         The Company's military product revenues decreased 28.9% from $4.5 million in fiscal 1995 to $3.2 million in fiscal 1996, and decreased 15.6% to $2.7 million in fiscal 1997. The decrease in military product revenues between 1995 and 1996 was a result of a 54% unit volume decrease which was partially offset by an increase in average selling prices. The decrease in product revenues between 1996 and 1997 was due to a 6.8% unit volume decrease combined with an 8.2% decrease in average selling prices. On July 1, 1997 the Company announced that it would discontinue its military hybrid product. This product line accounted for 17.9%, 8.9% and 7.9% of product revenues in 1995, 1996 and 1997, respectively. Orders for these discontinued products will be accepted through mid 1998 with last shipments from the factory expected through Q1, 1999.

         Sales of dieletric isolation products represented approximately 74% of the Company's net product revenues in fiscal 1996 and 67% in 1997. The process for manufacturing dielectrically isolated integrated circuits is more complex than processes for junction isolation bipolar manufacturing, and the number of foundries that have the capability to produce dielectrically isolated semiconductor wafers is limited. The Company has been informed that its existing dielectric isolation foundry will discontinue supplying this technology in late 1998. The company is currently developing an alternative source for this technology.

The loss of this foundry prior to locating a second source or developing alternate technology would have a material adverse effect on the Company's business and results of operations.

         Export revenues were 43.7%, 52.3% and 55.5% of net revenues in fiscal 1995, 1996 and 1997, respectively. The increase in export sales was primarily the result of the development of Japanese, Taiwanese and Korean markets for the Company's products. See Note 9 of Notes to Consolidated Financial Statements.

         Gross Margin. The Company's gross margin decreased from 51.8% in 1995 to 51.1% in 1996 and decreased slightly to 43.2% in 1997. The decrease in gross margin from fiscal 1995 to 1996 resulted from reductions in average selling prices and increases in unfavorable manufacturing yield variances associated with third party foundry services. The decrease in gross margin from fiscal 1996 to 1997 resulted from continued reductions in average selling prices combined with increasingly unfavorable manufacturing yield and overhead variances and increased provisions for excess and obsolete inventory. Manufacturing yield variances are primarily associated with third-party foundries while overhead variances are predominantly due to capacity utilization. While the Company is working on programs to reduce these manufacturing variances, there can be no assurance that the Company will not encounter similar difficulties in the future, and gross margin may continue to fluctuate from quarter to quarter.

         Research and Development Expenses. Research and development expenses increased 33.4% from $4.8 million in fiscal 1995 to $6.4 million in fiscal 1996 and decreased 2.8% to $6.2 million in fiscal 1997. The increases in research and development from 1995 to 1996 was primarily the result of costs associated with additional employees and consultants and, to a lesser extent, increased expenditures for mask sets, silicon and other materials. The decrease in research and development expenses in 1997 was due to lower spending on prototype materials, consulting services and contract services. The Company expects to incur higher absolute research and development expenses in the future, although these expenses are expected to remain relatively constant as a percentage of net revenues. There can be no assurance, however, that net revenues will grow at the same rate as the anticipated research and development expenses.

         Marketing, Sales, General and Administrative Expenses. Marketing, sales, general and administrative expenses increased 29.7% from $6.2 million in fiscal 1995 to $8.1 million in fiscal 1996 and increased an additional 9.9% to $8.9 million in fiscal 1997. For 1995, selling and administrative expenses included added compensation expenses for additional personnel, increased sales commissions due to increased sales, increases in the level of advertising expenses, and, higher absolute marketing, sales, general and administrative expenses due to reporting and other requirements of a public company. In 1996, selling and administrative expenses increased due to added compensation expenses for additional personnel, increased sales commissions due to increased sales and increases in the level of advertising expenses. In 1997, selling and administrative expenses increased primarily due to costs related to the Company's new administrative offices.

         Interest and Other Income (Expense), Net. Interest and other income (expense), net was $64,000 in fiscal 1995, $461,000 in fiscal 1996 and $470,000 in 1997. The increase of interest income in each year resulted from investing proceeds from the Company's initial public offering in October 1995 in cash equivalents and short-term investments. See Note 1 of Notes to Consolidated Financial Statements.

         Provision for Taxes on Income. Provisions for taxes on income for fiscal 1995, 1996 and 1997 were lower than the statutory rate principally due to the benefit of net operating loss carryforwards offset by alternative minimum taxes, state taxes and foreign withholding taxes. At September 30, 1997, the Company had federal net operating loss carryforwards of approximately $3,680,000 that expire in the years 2004 through 2005. In addition, the Company had federal general business credit carryforwards of approximately $739,000 that expire in the years 1999 through 2011 and foreign tax credit carryforwards of $625,000 that expire in 1998 through 2001.

         Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of the Company's net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50% of the value of the Company's stock. See Note 7 of Notes to Consolidated Financial Statements.

Factors Affecting Future Results

         Elantec's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and product introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as underutilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation.

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

         The Company has initiated an extensive production expansion at its primary manufacturing facility in Milpitas, California. The expansion, when completed, will result in a significant increase in fixed and operating expenses. These additional expenses could reduce gross margins. Specifically, the Company would anticipate incurring substantial operating costs and depreciation expense relating to the expanded facility before production of substantial volume is achieved. If revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margin greater than or comparable to the Company's current products, the Company's future results of operations could be adversely impacted. Additionally, the project faces a number of substantial risks including, but not limited to, project termination, delays in construction, cost overruns, equipment delays or shortages, manufacturing start-up or process problems, or difficulties in hiring key managers and technical personnel.

         New products, process technology and start-up costs associated with the Milpitas wafer fabrication facility will require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins at least comparable to the Company's current products, the future results of operations could be adversely impacted.

         Part of the Company's future bipolar product development strategy may include the development of an alternative form of silicon-on-insulator ("SOI") technology called bonded wafers. The Company currently believes that, if successful, the bonded wafer technology could provide technologically advanced products at a lower cost than the current dielectric isolation complementary bipolar technology. However, there can be no assurance that bonded wafer technology can be successfully accomplished in a timely manner or that it will provide the desired improvements over the Company's current technology.
Significant delays or cancellation of the development of the bonded wafer technology and/or manufacturing problems associated with transferring the Company's current product line to this technology could have a material adverse affect on the Company's business and results of operations. In addition, delays or cancellation of the development of this technology could adversely affect the Company's new product development program.

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

         The Company has initiated a year 2000 remediation plan which is expected to make the Company's operating and ancillary systems year 2000 compliant. This plan includes implementing financial application software that is year 2000 compatible. The software has been purchased and the project is expected to be complete during fiscal 1998. The costs of implementing such a plan are not expected to be material to the Company's operating results. However, failure to implement the year 2000 remediation plan prior to the year 2000 could have a material adverse affect on the Company.

Liquidity and Capital Resources

         From fiscal 1995 through fiscal 1997, the Company financed its operations primarily from cash provided by operating activities and lease financing.

         Net cash provided by operating activities was $2.8 million, $5.1 million and $1.5 million in fiscal 1995, 1996 and 1997, respectively. Net cash provided by operating activities in fiscal 1995 resulted primarily from net income of $2.7 million and depreciation of $1.2 million, offset in part by increased working capital, principally from increased accounts receivable and inventories. Net cash provided by operating activities in fiscal 1996 resulted primarily from net income of $4.4 million and depreciation of $1.7 million, offset in part by increased working capital, again principally from increased accounts receivable and inventories. Net cash provided by operating activities in fiscal 1997 resulted primarily from net income of $0.6 million and depreciation of $2.0 million, offset in part by increased working capital, principally from increased inventories and decreased deferred revenue.

         Net cash used in investing activities was $2.2 million in fiscal 1995 and $8.6 million in fiscal 1996. Net cash provided by investing activities was $0.2 million in 1997. The Company's investing activities in fiscal 1995 was principally the purchase of property and equipment. In addition to property and equipment purchases, $6.7 million of net cash was invested in available for sale investments in 1996. In 1997, purchases of property and equipment were more than offset from net sales of available for sale investments of $0.6 million. Cash purchases of property and equipment totaled $1.7 million in fiscal 1995, $2.1 million in fiscal 1996 and $0.4 million in 1997. At September 30, 1997, there were outstanding commitments for capital expenditures of approximately $2.4 million. The Company plans to spend approximately $8.0 million on capital expenditures during fiscal 1998, primarily on expanding manufacturing capabilities in Milpitas, California.

         Net cash used in financing activities was $355,000 in fiscal 1995. Financing activities in fiscal 1995 were primarily repayments on capital lease obligations and long-term debt. Net cash provided by financing activities was $6.8 million in fiscal 1996. In October 1995 (fiscal 1996), the Company raised net proceeds of approximately $8.2 million by issuing common stock in its initial public offering. This financing activity was partially offset by payments on long-term debt during 1996 of $1.6 million, primarily on long-term notes and capital leases. In 1997, net cash used in financing activities was $1.2 million due to repayments on capital lease obligations and long-term debt.

         At September 30, 1997, the Company had working capital of $18.3 million and cash and cash equivalents and short-term investments of $15.9 million. At September 30, 1997 the Company also had non-revolving lease credit lines for up to $10 million that can be utilized to finance up to 100% of certain capital equipment. The non-revolving lease lines of credit expire in December 1997 and March 1998. Three, 3 to 5 year capital leases have been negotiated under the lines. At September 30, 1997, $4,042,000 was outstanding, and approximately $5,958,000 remained available under the lines. See footnote 3 to the consolidated financial statements. The Company believes that its existing cash and cash equivalents, its current line of credit and cash from operations will be sufficient to support its operating and capital needs for at least the next twelve months. Any major change in the nature of the Company's business, such as the acquisition of products, the design of products not currently under development or the need for significant unplanned capital expenditures, could change the Company's capital requirements. To the extent the Company requires additional cash, there can be no assurance that the Company will be able to obtain such financing on terms favorable to the Company, or at all.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              The following Financial Statements are filed as part of this Report.

                                                                                                      Page No.

              Report of Ernst & Young LLP, Independent Auditors..................................       25

              Consolidated Balance Sheets as of September 30, 1997 and 1996......................       26

              Consolidated Statements of Income for each of the three fiscal years
              in the period ended September 30, 1997.............................................       27

              Consolidated Statements of Stockholders' Equity for each of the three
              fiscal years in the period ended September 30, 1997................................       28

              Consolidated Statements of Cash Flows for each of the three fiscal
              years in the period ended September 30, 1997.......................................       29

              Notes to Consolidated Financial Statements.........................................       30


2.             INDEX TO SUPPLEMENTAL FINANCIAL INFORMATION

              Unaudited Interim Financial Information............................................       40

3.             INDEX TO FINANCIAL STATEMENT SCHEDULE

              The   following    financial   statement   schedule   of   Elantec
              Semiconductor,  Inc. for the years ended  September 30, 1997, 1996 and 1995 is filed as part of this  report  and  should  be read in conjunction with the Consolidated  Financial Statements of Elantec
              Semiconductor, Inc.

                  Schedule II - Valuation and Qualifying Accounts for each of the
                  three fiscal years in the period ended September 30, 1997......................       41

              Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this Item with respect to Directors may be found in the section captioned "Election of Elantec Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 20, 1998. Such information is incorporated herein by reference. Information required by this Item with respect to executive officers may be found in Part I hereof in the section captioned "Executive Officers of the Company." Such information is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

       Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 20, 1998. Such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 20, 1998. Such information is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this Item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 20, 1998. Such information is incorporated herein by reference.

                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1. Financial Statements and Financial Statement Schedule -- See Index to Consolidated Financial Statements and Financial Statement Schedule at
         Item 8 on page 21 of this Report.

     2. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:


Exhibit
Number  Exhibit Title
------  --------------
3.01    -- Company's Certificate of Incorporation.*
3.02    -- Company's Bylaws.*

4.01    -- Registration Rights Agreement dated August 12, 1988 by and among the Company and certain stockholders and warrantholders, as amended January 12, 1990 and as of August 4, 1995.*

10.01   -- Company's 1983 Stock Option Plan, as amended, and related documents.
           */+
10.02   -- Company's 1994 Equity Incentive Plan, as amended, and related documents.*/+
10.03   -- Form of Company's 1995 Equity Incentive Plan and related documents.
           **/+
10.04   -- Form of Company's 1995 Directors Stock Option Plan and related documents.*/+
10.05   -- Form of Company's 1995 Employee Stock Purchase Plan and related documents.*/+

10.06   -- Form of Indemnification Agreement to be entered into by the Company with each of its directors and executive officers.*

10.07   -- Form of Executive Compensation Agreement dated as of March 22, 1991, by and between the Company and David O'Brien.*/+

10.08   -- Form of Executive  Compensation Agreement dated as of March
           22, 1991, by and between the Company and each of Ralph Granchelli, Richard Corbin, and Barry Siegel.*/+

10.09   -- Standard Industrial/Commercial Single-Tenant Lease dated June 23,
           1993, by and between the Company and Robert Ruggles, including amendments one through five thereto.*

10.10   -- Technology Transfer Agreement dated February 24, 1993, between the
           Company and Aisin Seiki Co., Ltd. ("Aisin").*
10.11   -- Product Development Agreement No. 1 dated March 24, 1993, between the
           Company and Aisin.*
10.12   -- Product Development Agreement No. 2 dated March 24, 1995, between the
           Company and Aisin.*

10.13   -- Distributor Agreement dated December 8, 1986, between the Company and
           Insight Electronics, Inc. ("Insight").*
10.14   -- Distributor Agreement dated October 1, 1989, between the Company and
           Insight.*
10.15   -- Distributor Agreement dated November 1, 1987, between the Company and
           Marshall Industries.*
10.16   -- Distributor Agreement dated March 7, 1994, between the Company and
           Internix, Inc.*
10.17   -- Amendment to Standard Industrial/Commercial Single-Tenant Lease dated
           June 23, 1993.***
10.18   -- Standard Industrial/Commercial Single-Tenant Lease dated February 20,
           1996.***

10.19   -- Amendment to Standard Industrial/Commercial Single-Tenant Lease dated
           February 20, 1996.***
10.20   -- Distributor  Agreement dated August 1, 1996,  between the Company and
           Microtek Inc.****

11.01   -- Statement re computation of per share earnings.
21.01   -- Subsidiary of the Company.*
23.01   -- Consent of Ernst & Young LLP, Independent Auditors (see page 46 of this Report).
24.01   -- Powers of Attorney (see page 47 of this Report).
27.01   -- Financial Data Schedule.

---------------------

       * Incorporated by reference to the Company's Registration Statement on Form S-1, filed August 24,
         1995, as amended (File No. 33-96136).
      ** Incorporated by reference to the Company's Registration Statement on Form S-8, filed November 5,
         1997 (File No. 333-39613).
     *** Incorporated  by reference to the  Company's  Quarterly  Report on Form
         10-Q for the quarter ended September 30, 1996.
    **** Incorporated  by reference to the Company's  Annual Report on Form 10-K for the quarter ended September 30, 1996.
       + Represents a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

         No current reports on Form 8-K were filed during the fiscal quarter ended September 30, 1997.

(c)  Exhibits:
         The Registrant hereby files as part of this Report the exhibits listed in Item 14(a)(2), as set forth above.

(d)  Financial Statement Schedules:
         No such financial statement schedules are required to be filed in accordance with Regulation S-X.

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Elantec Semiconductor, Inc.

We have audited the accompanying consolidated balance sheets of Elantec Semiconductor, Inc. as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elantec Semiconductor, Inc. at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                     ERNST & YOUNG LLP


San Jose, California
October 22, 1997

                                       Elantec Semiconductor, Inc.

                                       Consolidated Balance Sheets
                           (in thousands, except share and per share amounts)

                                                                                      September 30,
                                                                                     1997        1996
                                                                                   --------------------
Assets
Current assets:
   Cash and cash equivalents                                                       $  9,839    $  9,377
   Short-term investments                                                             6,089       6,663
   Accounts receivable, net of allowances of $840 in 1997
     and $340 in 1996                                                                 3,315       4,175
   Inventories                                                                        7,369       6,475
   Prepaid expenses and other current assets                                            627         554
                                                                                   --------------------
Total current assets                                                                 27,239      27,244

Property and equipment:
   Machinery and equipment                                                           16,085      13,005
   Furniture and fixtures                                                               563         314
   Leasehold improvements                                                             2,970       2,407
                                                                                   --------------------
                                                                                     19,618      15,726
   Accumulated depreciation and amortization                                        (10,388)     (8,366)
                                                                                   --------------------
                                                                                      9,230       7,360
Other assets, net                                                                       622         642
                                                                                   --------------------
Total assets                                                                       $ 37,091    $ 35,246
                                                                                   ====================

Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                                $  3,368    $  3,749
   Income taxes payable                                                                 339         315
   Accrued salaries and benefits                                                      1,231       1,027
   Other accrued liabilities                                                            429         244
   Deferred revenue                                                                   2,094       3,143
   Current portion of long-term debt and capital lease obligations                    1,491       1,128
                                                                                   --------------------
Total current liabilities                                                             8,952       9,606
Long-term debt and capital lease obligations                                          3,336       1,566
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000 in 1997 and 1996                                    --          --
     Issued and outstanding shares - none
   Common stock, $.01 par value: Authorized shares - 25,000,000 in 1997 and 1996
     Issued and outstanding shares - 9,019,000 in 1997 and
     8,745,000 in 1996                                                                   90          87
   Additional paid-in capital                                                        33,635      33,475
   Accumulated deficit                                                               (8,922)     (9,488)
                                                                                   --------------------
Total stockholders' equity                                                           24,803      24,074
                                                                                   ====================
Total liabilities and stockholders' equity                                         $ 37,091    $ 35,246
                                                                                   ====================

                                         See accompanying notes.

                                                   26

                                 Elantec Semiconductor, Inc.

                              Consolidated Statements of Income
                           (in thousands, except per share amounts)

                                                                     September 30,
                                                              1997        1996        1995
                                                            --------------------------------


         Net revenues                                       $ 35,388    $ 36,806    $ 26,884
         Cost of revenues                                     20,111      18,008      12,956
                                                            --------------------------------
         Gross profit                                         15,277      18,798      13,928

         Operating expenses:
            Research and development                           6,234       6,413       4,806
            Marketing, sales, general, and administrative      8,866       8,085       6,235
                                                            --------------------------------
                 Total operating expenses                     15,100      14,498      11,041
                                                            --------------------------------

         Income from operations                                  177       4,300       2,887
         Interest and other income, net                          759         687         195
         Interest expense                                       (289)       (226)       (131)
                                                            --------------------------------
         Income before taxes                                     647       4,761       2,951

         Provision for taxes on income                            81         372         238
                                                            --------------------------------
         Net income                                         $    566    $  4,389    $  2,713
                                                            ================================

         Net income per share                               $   0.06    $   0.47    $   0.34
                                                            ================================
         Shares used in computing per share amounts            9,323       9,332       7,874
                                                            ================================

                                   See accompanying notes.

                                              27

                                                  Elantec Semiconductor, Inc.

                                        Consolidated Statements of Stockholders' Equity
                                                         (in thousands)


                                          Convertible
                                        Preferred Stock            Common Stock        Additional                    Total
                                      ----------------------------------------------    Paid-In     Accumulated   Stockholders'
                                       Shares       Amount       Shares       Amount     Capital      Deficit       Equity
                                      -------------------------------------------------------------------------------------

Balance at September 30, 1994            4,937     $ 24,543        1,779     $     18    $    347     $(16,590)    $  8,318
   Exercise of stock options              --           --            239            2         129         --            131
   Exercise of warrants                   --           --              3         --          --           --           --
   Repurchase of common stock             --           --             (4)        --           (20)        --            (20)
   Net income                             --           --           --           --          --          2,713        2,713
                                      -------------------------------------------------------------------------------------
Balance at September 30, 1995            4,937       24,543        2,017           20         456      (13,877)      11,142
   Conversion of preferred stock        (4,937)     (24,543)       4,937           49      24,494         --           --
   Proceeds from IPO, net of              --           --          1,400           14       8,189         --          8,203
   offering expenses of $911
   Exercise of stock options              --           --            369            4         293         --            297
   Exercise of warrants                   --           --             22         --            43         --             43
    Net income                            --           --           --           --          --          4,389        4,389
                                      -------------------------------------------------------------------------------------
Balance at September 30, 1996             --           --          8,745           87      33,475       (9,488)      24,074
   Exercise of stock options              --           --            274            3         160         --            163
    Net income                            --           --           --           --          --            566          566
                                      -------------------------------------------------------------------------------------
Balance at September 30, 1997             --       $   --          9,019     $     90    $ 33,635     $ (8,922)    $ 24,803
                                      =====================================================================================

                                                    See accompanying notes.

                                                               28

                              Elantec Semiconductor, Inc.

                         Consolidated Statements of Cash Flows
                                     (in thousands)


                                                                  September 30,
                                                           1997      1996        1995
                                                         -----------------------------

 Operating activities
Net income                                               $   566    $ 4,389    $ 2,713
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                         2,022      1,677      1,182
     Changes in operating assets and liabilities:
       Accounts receivable                                   860        (50)    (1,971)
       Inventories                                          (894)    (1,885)      (765)
       Prepaid expenses and other current assets             (73)        31       (179)
       Payables and accrued liabilities                       32      1,217      1,657
       Deferred revenue                                   (1,049)      (273)       207
                                                         -----------------------------
Net cash provided by operating activities                  1,464      5,106      2,844

Investing activities
Sale (purchase) of available for sale investments, net       574     (6,663)      --
Purchase of property and equipment                          (425)    (2,144)    (1,673)
Decrease (increase) in other assets                           20        238       (524)
                                                         -----------------------------
Net cash provided by (used in) investing activities          169     (8,569)    (2,197)

Financing activities
Payments on capital lease obligations                       (426)      (145)      (176)
Payments on long-term debt                                  (908)    (1,567)      (290)
Issuances of common stock                                    163      8,543        111
                                                         -----------------------------
Net cash  provided by (used in)  financing activities     (1,171)     6,831       (355)
                                                         -----------------------------

Increase in cash and cash equivalents                        462      3,368        292
Cash and cash equivalents at beginning of period           9,377      6,009      5,717
                                                         =============================
Cash and cash equivalents at end of period               $ 9,839    $ 9,377    $ 6,009
                                                         =============================

Supplemental disclosures of cash flow information
Lease and installment financing for capital equipment    $ 3,467    $ 2,172    $ 1,769
Interest paid                                            $   285    $   202    $   117
Taxes paid                                               $    57    $   236    $    86

                                See accompanying notes.

                                       29

1. Business and Summary of Significant Accounting Policies

Basis of Presentation. Elantec Semiconductor, Inc. (the "Company") designs, manufactures and markets high performance analog integrated circuits used in the video/multimedia, data processing, instrumentation and communications markets. Principal markets include sales in North America, Asia, Europe and other countries.

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

Fiscal Year.  The Company's  fiscal year ends on the Sunday closest to September
30. Fiscal years 1997, 1996, and 1995 ended on September 28, September 29, and October 1, respectively. The Company also follows a 4/4/5 week quarterly cycle. For convenience, the accompanying financial statements have been shown as ending on September 30 for each fiscal year.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash for the purposes of the balance sheet and statement of cash flows presentation. Cash and cash equivalents are carried at cost which approximates market value.

Short-Term Investments. The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturities of less than one year. All of the Company's marketable investments are classified as "available-for-sale" and the Company views its available-for-sale portfolio as available for use in its current operations. At September 30, 1997, short-term investments consisted of corporate debt of $3,888,000, auction-rate securities of $901,000, and US Treasury bills of $1,300,000. At September 30, 1996, short-term investments consisted of corporate debt of $2,152,000, auction-rate securities of $3,200,000, and US Treasury bills of $1,311,000.

The following table is a summary of debt and money market auction preferred securities by contractual maturity at September 30, 1997 (in thousands):

                                                               Amortized Cost
                                                               --------------
     Maturing within one year                                    $ 1,281
     Maturing after one year and before three years                2,649
     Maturing after three years and before 15 years                1,258
     Money market auction preferred securities                      901
                                                               --------------
     Total                                                       $ 6,089
                                                               ==============

In accordance with Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its short-term investments as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. At September 30, 1997 there was no significant difference between the fair market value, determined by quoted market prices, and the underlying cost of such investments. Realized gains and losses were immaterial.

Inventories. Inventories are stated at the lower of standard cost (which approximates actual cost using the first-in, first-out method) or market.

Property and Equipment. Machinery and equipment as well as furniture and fixtures are stated at cost and depreciated over the estimated useful lives of the assets (three to ten years) using the straight-line method. Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the useful lives of the assets or the remaining lease term. Assets under capital leases are recorded at the present value of the related lease obligations and amortized on a straight-line basis over the lease term.

Employee Stock Plans. The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board released the Statements of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock Based Compensation." FAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. As allowed under FAS 123, the Company continues to account for its employee stock plans in accordance with the provisions of APB 25.
See footnote 6.

Revenue Recognition. Net revenues are stated net of discounts and allowances. Revenue from product sales direct to customers and foreign distributors is generally recognized upon shipment. However, the Company defers the recognition of revenue and the related cost of revenue on shipments to domestic distributors that have certain rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributor.

In fiscal 1993, the Company entered into an agreement with a third party for the transfer of certain proprietary process technology and technical information, training and, if requested by the third party, engineering assistance with the design of integrated circuits. The agreement also provides for the payment of royalties to the Company upon the sale by the third party of products that utilize the transferred technology. The initial term of the agreement is five years with optional renewal for an additional five successive one-year periods. Revenue related to the transfer of technical information is recognized over the life of the agreement in proportion to the total effort expected to be incurred, which the Company expects will occur ratably. Training revenue is recognized as performed. Fees for engineering services are recognized over the development periods. The unearned portion of technology transfer and engineering services fees are included in deferred revenue ($278,000 and $1,064,000 at September 30, 1997 and 1996, respectively).

Advertising Expense. The Company expenses the costs of advertising as incurred. Advertising expense was approximately $552,000, $617,000, and $576,000 for the fiscal years ended September 30, 1997, 1996, and 1995, respectively.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables.

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

Customers comprising 10% or greater of the Company's net revenues are summarized as follows:

                                                        September 30,
                                               1997          1996         1995
                                               -------------------------------

Microtek International, Inc.                    14%          15%           *
Marshall Industries                              *            *           13%
Internix, Inc.                                   *            *           11%
Insight Electronics, Inc.                       12%           *           10%

*indicates net revenues below 10%

Net Income Per Share. Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from convertible preferred stock (using the if-converted method) and from stock options (using the treasury stock method).

In March 1997 the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary net income per share (basic earnings per share), the dilutive effect of stock options will be excluded. The Company's basic and diluted earnings per share as calculated according to FAS 128 would have been as follows:

                                                     September 30,
                                             1997         1996         1995
                                             ------------------------------
Basic Earnings Per Share                  $   0.06     $   0.52     $   1.46
Diluted Earnings Per Share                $   0.06     $   0.47     $   0.34

Capital Structure. In February 1997, the FASB released Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (FAS 129). FAS 129 consolidates the existing guidance regarding disclosure relating to a company's capital structure and is effective for fiscal years beginning after December 15, 1997. Adoption of FAS 129 is not expected to have a material impact on the Company's consolidated financial statements.

Comprehensive Income. In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of FAS 130 will not have a material impact on the Company's consolidated financial statements

Segment Information. In June 1997, the FASB released Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has not completed the determination of the impact of the new rule on the Company's consolidated financial statements.

2. Inventories

Inventories consisted of the following (in thousands):

                                                             September 30,
                                                        1997               1996
                                                       -------------------------

Raw materials                                          $  431             $  800
Work-in-process                                         5,039              4,266
Finished goods                                          1,899              1,409
                                                       -------------------------
                                                       $7,369             $6,475
                                                       =========================

3. Borrowing Arrangements

At September 30, 1997 the Company had a non-revolving lease line of credit for up to $5,000,000, which can be utilized for up to 100% of the value of the equipment financed. Amounts drawn under this line represent five-year capital leases. The non-revolving lease line of credit expires in December 1997. At September 30, 1997, $2,100,000 was outstanding, and approximately $2,900,000 remained available under the line. Amounts drawn under this line bear interest at a rate equal to five year Treasury notes plus 2.25% (8.24% at September 30, 1997).

At September 30, 1997 the Company had a second non-revolving lease line of credit for up to $5,000,000, which can be utilized for up to 100% of the value of the equipment financed. Amounts drawn under this line include three and five year leases. The non-revolving lease line of credit expires in March 1998. At September 30, 1997, $1,942,000 was outstanding, and approximately $3,058,000 remained available under the line. Amounts drawn under this line bear interest at a rate equal to three year Treasury notes plus 1.95% and five year Treasury notes plus 2.10% depending on the lease term (7.84% and 8.09%, respectively at September 30, 1997).

In addition, as of September 30, 1997, the Company had four outstanding notes payable totaling $785,000. These three-year notes bear interest at rates ranging from prime plus 0.25% to prime plus 1.75% (8.75% to 10.25% at September 30, 1997). These notes originated from previously expired nonrevolving equipment lines of credit. These notes contain financial covenants which were fully complied with at September 30, 1997.

Future payments on notes payable at September 30, 1997 were as follows (in thousands):

           1998                                       $ 657
           1999                                         128
           After 2000                                  --
                                                      -----
           Total                                      $ 785
                                                      =====

4. Obligations Under Capital Leases

Machinery and equipment included approximately $4,491,000 and $1,024,000 of equipment acquired under capital leases and approximately $705,000 and $114,063 of related accumulated amortization at September 30, 1997 and 1996, respectively. Amortization of capital leases is included in depreciation and amortization expense.

The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 1997 (in thousands):

           1998                                                $1,134
           1999                                                 1,117
           2000                                                 1,094
           2001                                                   985
           2002                                                   464
                                                               ------
           Total minimum lease payments                         4,794
           Amount representing interest                          (752)
                                                               ------
           Present value of net minimum lease payments         $4,042
                                                               ======

5. Commitments

The Company leases its principal facilities under operating leases that expire at various dates through the year 2005. The Company is generally responsible for taxes, assessments, maintenance, and insurance under its leases.

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of September 30, 1997, were approximately as follows (in thousands):

           1998                                                $  738
           1999                                                   725
           2000                                                   710
           2001                                                   714
           2002                                                   733
           Thereafter                                           1,571
                                                                -----
           Total                                               $5,191
                                                               ======

Total rental expense on all operating leases was approximately $689,000, $339,000, and $401,000 for the fiscal years ended September 30, 1997, 1996, and 1995, respectively. At September 30, 1997, there were outstanding cancelable commitments for capital expenditures of approximately $2.4 million.

6. Stockholders' Equity

Preferred Stock. Upon the closing of the initial public offering in October 1995, all 4,936,648 outstanding shares of Series 1 Convertible Preferred Stock of the Company (the "Convertible Preferred") were automatically converted into 4,936,648 shares of Common Stock.

Employee Stock Purchase Plan. The Company has reserved and the stockholders approved 225,000 shares of common stock for issuance to eligible employees under the 1995 Purchase Plan (the Purchase Plan). Under the Purchase Plan, eligible employees, subject to certain restrictions, may purchase shares of common stock at a price equal to the lesser of 85% of the fair market value at either the beginning of each six-month offering period or the end of each six-month offering period. As of September 30, 1997, no shares have been issued under the Purchase Plan.

Stock Option Plans. In August 1995, the Board of Directors approved and in September 1995, the stockholders approved (i) the adoption of the 1995 Equity Incentive Plan (the 1995 Equity Plan) as the successor to the 1994 Incentive Plan (the Predecessor Plan), pursuant to which 550,000 shares of the Company's common stock, plus the number of shares remaining unissued and not subject to outstanding options under the Predecessor Plan and any shares issuable upon exercise of options granted under the Predecessor Plan that expire or become unexercisable for any reason without having been exercised in full, have been reserved for future issuance, and (ii) the adoption of the 1995 Directors' Stock Option Plan (the 1995 Directors' Plan) pursuant to which 150,000 shares of the Company's common stock have been reserved for future issuance. Each outstanding option under the Predecessor Plan will continue to be governed by the terms and conditions of such plan; no additional options will be granted under the Predecessor Plan. In December 1996, the Board of Directors approved and in February 1997, the stockholders approved the adoption of an amendment to the 1995 Equity Plan pursuant to which an additional 400,000 shares of the Company's Common Stock have been reserved for future issuance.

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

Under the 1995 Directors' Plan, nonqualified options may be granted to nonemployee directors only at the price per share that is not less than the fair market value of common stock on the date of grant. Vesting under the 1995 Directors' Plan accrues monthly over four years from the date of grant. The 1995 Directors' Plan expires ten years after adoption.

1997 Option Repricing Program. Competition for skilled engineers and other key employees in the semiconductor industry is intense and the use of significant stock options for retention and motivation of such personnel is widespread in the high technology industries. The Compensation Committee believes that stock options are a critical component of the compensation offered by the Company to promote long-term retention of key employees, motivate high levels of performance and recognize employee contributions in the success of the Company. The market price of the Company's common stock decreased substantially from a high of $13.25 on April 30, 1996 to a low of $3.125 on April 2, 1997. In light of this substantial decline in the market price, the Compensation Committee believed that the large numbers of outstanding stock options with an exercise price in excess of the actual market price were no longer an effective tool to encourage employee retention or to motivate high levels of performance. Many of these options were granted prior to the Company's initial public offering.

Employees and Consultants. The Compensation Committee approved, on April 25, 1997, an option repricing program for all employees and consultants to the Company who were not executive officers of the Company. Under this program, the eligible optionees were permitted to exchange one or more of their existing stock options ("Old Options") for new stock options ("Repriced Options") covering a number of shares equal to the number of unexercised shares covered by the applicable Old Option under the Elantec Semiconductor, Inc. 1995 Equity Incentive Plan or the Elantec, Inc. 1994 Equity Incentive Plan that (a) was exercisable at a per share price that was greater than the last reported sales price of the Company's Common Stock on the Nasdaq National Market on May 7, 1997 and (b) was held by an optionee who was not an executive officer. In consideration of receiving a Repriced Option, the optionee forfeited all accrued vesting on Old Options and recommenced vesting on May 7, 1997 as to 2.0833% of the shares subject to such Repriced Options at the end of each full succeeding month thereafter. Each exchanged Old Option was cancelled. Approximately 543,000 options were repriced by employees (excluding executive officers) and consultants. The exercise price of the Repriced Options was equal to the closing market price ($4.25) on May 7, 1997.

Executive Officers. The Compensation Committee approved, on June 25, 1997, an option repricing program for executive officers of the Company who were eligible to participate in the program. Under this program, the executive officers were permitted to exchange one or more of their existing stock options ("Old Options") for new stock options ("Repriced Options") covering a number of shares equal to the number of unexercised shares covered by the applicable Old Option under the Elantec Semiconductor, Inc. 1995 Equity Incentive Plan or the Elantec, Inc. 1994 Equity Incentive Plan that (a) is exercisable at a per share price of $4.25 or the last reported sales price of the Company's Common Stock on the Nasdaq National Market on July 1, 1997, whichever is higher. In consideration of receiving a Repriced Option, the optionee forfeited all accrued vesting on Old Options and recommenced vesting on July 1, 1997 as to 2.0833% of the shares subject to such Repriced Options at the end of each full succeeding month thereafter. Each exchanged Old Option was cancelled. A total of 186,000 options were repriced by executive officers. The exercise price of the Repriced Options ($4.25) was above the closing market price ($4.0625) on July 1, 1997.

Additional information with respect to the Company's stock option plans follows:

                                                                            Options Outstanding
                                                                   --------------------------------------
                                                      Shares            Number              Price
                                                    Available          of Shares          Per Share
                                                 --------------------------------------------------------

Balance at September 30, 1994                          185,380          1,413,727       $0.20 - $6.00
   Additional share reservation                        860,000             -                $ -
   Options granted                                    (562,387)           562,387       $6.00 - $9.00
   Options exercised                                    -                (238,517)      $0.20 - $7.00
   Options canceled                                     52,740            (52,740)      $0.20 - $7.00
   Options expired                                     (12,590)            -                $ -
                                                 --------------------------------------------------------
Balance at September 30, 1995                          523,143          1,684,857       $0.20 - $9.00
   Options granted                                    (204,000)           204,000       $5.75 - $11.25
   Options exercised                                    -                (369,240)      $0.20 - $9.00         Weighted
   Options canceled                                    147,465           (147,465)      $0.20 - $11.25      Average Price
   Options expired                                     (23,865)            -                  -               Per Share
                                                 ---------------------------------------------------------------------------
Balance at September 30, 1996                          442,743          1,372,152       $0.20 - $11.25          $4.60
   Additional share reservation                        400,000             -                $ -                 $ -
   Options granted                                  (1,422,457)         1,422,457       $3.75 - $6.75           $4.76
   Options exercised                                    -                (273,772)      $0.20 - $5.00           $0.58
   Options canceled                                    936,251           (936,251)      $0.20 - $11.25          $6.90
   Options expired                                        (882)            -                $ -                 $ -
                                                 ---------------------------------------------------------------------------
Balance at September 30, 1997                          355,655          1,584,586       $0.20 - $11.25          $4.09
                                                 ===========================================================================

The following table summarizes information about stock options outstanding at September 30, 1997:

                                 Options Outstanding                                           Options Exercisable
--------------------------------------------------------------------------------------- ----------------------------------
                          Number             Weighted Average        Weighted Average      Number       Weighted Average
 Range of Exercise    Outstanding at      Remaining Contractual       Exercise Price     Exercisable     Exercise Price
      Prices              9/30/97              Life (Years)                              at 9/30/97
--------------------------------------------------------------------------------------- ----------------------------------

  $0.20 - $ 1.00           240,082                 2.98                   $ 0.51              240,082        $ 0.51
  $1.50 - $ 5.75         1,074,839                 9.06                   $ 4.18              231,146        $ 3.70
  $6.00 - $ 8.75           251,186                 9.22                   $ 6.76               45,425        $ 6.55
  $9.00 - $10.00            18,479                 8.01                   $ 9.05                9,154        $ 9.04
                                                                                           ----------------------------
 $ 0.20-$10.00           1,584,586                 8.15                   $ 4.09              525,807        $ 2.58
                                                                                           ============================

At September 30, 1997 and 1996, 525,807, and 794,891 options were exercisable, respectively.

Stock-Based Compensation. Under APB 25, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. Pro forma information regarding net income and earnings per share is required by FAS 123 for awards granted in fiscal years that begin after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The
Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                  Options
                                                              1997        1996
                                                              ----------------
               Expected life (years)                           5.0        5.0
               Expected volatility                            75.3%      75.3%
               Risk free interest rate                         6.0%       6.0%

The weighted-average fair value of stock options granted during 1997 and 1996 was $3.44 and $5.68, respectively For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options vesting period. The Company's historical and pro forma information follows (in thousands, except for per share information):

                                                               September 30,
                                                            1997          1996
                                                            ------------------
               Net income (loss):
                    Historical                            $   566       $ 4,389
                    Pro Forma                             $  (283)      $ 4,111

               Net income (loss) per share:
                    Historical                            $  0.06       $  0.47
                    Pro Forma                             $ (0.03)      $  0.44

Because FAS 123 is applicable to awards granted in fiscal years that begin subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately fiscal year 2000.

7. Taxes on Income

The provision for taxes on income consisted of the following (in thousands):

                                                   September 30,
                                        1997              1996             1995
                                        ---------------------------------------
               Current:
                  Federal                $24              $207             $178
                  State                    7                90               10
                  Foreign                 50                75               50
                                        ---------------------------------------
               Total                     $81              $372             $238
                                        =======================================

Foreign income taxes are incurred on technology transfer fees received from a foreign third party.

Significant components of the Company's deferred tax assets for federal and state income taxes were as follows (in thousands):

                                                              September 30,
                                                          1997           1996
                                                         ----------------------
               Deferred tax assets:
                  Net operating loss carryforwards       $ 1,253        $ 1,201
                  Tax credit carryforwards                 1,581          1,269
                  Distributor reserves                       776            722
                  Deferred revenue                           107            669
                  Other                                    1,142            389
               Total deferred tax assets                   4,859          4,250
               Less valuation allowance                   (4,859)        (4,250)
                                                         ----------------------
               Net deferred tax                          $   --         $   --
                                                         ======================

The valuation allowance increased by approximately $609,000 in 1997 and decreased by approximately $1,701,000 in 1996. Management has concluded that a full valuation allowance is necessary due to the Company's limited earnings history and volatility of the industry.

The provisions for taxes on income differed from the provisions calculated by applying the federal statutory rate to income before taxes as follows (in thousands):

                                                           September 30,
                                                    1997        1996      1995
                                                   ----------------------------

       Expected provisions at statutory rates      $   220     $1,619    $1,003
       State taxes, net of federal benefit               4         59       --
       Foreign taxes                                    33         75       50
       Benefit of net operating loss
       carryforwards                                  (190)    (1,418)     (993)
       Other                                            14         37       178
                                                   ----------------------------
                                                   $    81     $  372    $  238
                                                   ============================

At September 30, 1997, the Company had federal net operating loss carryforwards of approximately $3,680,000 that expire in the years 2004 through 2005. In addition, the Company had federal general business credit carryforwards of approximately $739,000 that expire in the years 1999 through 2011 and foreign tax credit carryforwards of $625,000 that expire in 1998 through 2001.

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

8. Employee Benefit Plan

The Company has a 401(k) savings plan that covers substantially all full-time employees. Eligible employees are permitted to make fully vested tax deferred contributions of up to 15% of their annual gross compensation, subject to certain Internal Revenue Service limitations. The plan provides for employer contributions at the discretion of the Board of Directors. Contributions made by the Company for the years ended September 30, 1997, 1996, and 1995 were approximately $18,000, $20,000, and $14,000, respectively.

9. Industry and Geographic Information

The Company operates in a single industry segment. The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives, and distributors. The Company's geographic sales, as a percentage of net revenues, were as follows:

                                                      September 30,
                                             1997          1996          1995
                                             --------------------------------

                  Domestic                    44%            48%          56%
                  Export:
                     Europe                   14             13           11
                     Asia                     42             39           33
                                             --------------------------------
                                             100%           100%         100%
                                             ===============================

10. Contingencies

The Company is a party to a number of legal proceedings arising in the ordinary course of its business. These actions include patent liability, warranty of merchantability and employee-related issues. While it is not feasible to predict or determine the outcome of these matters, the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.

11. Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The fair value for long-term debt was estimated using discounted cash flow analysis based on estimated interest rates for similar types of borrowing arrangements and the resulting fair value was not significantly different from the amounts reported.

                                            Elantec Semiconductor, Inc.

                                      Unaudited Interim Financial Information


Selected Quarterly Financial Data:
                1997                              1st        2nd        3rd        4th
                                                 ----------------------------------------
                                              (Unaudited, in thousands except per share data)

Revenue                                          $ 8,001    $ 8,494    $ 9,195    $ 9,698
Gross profit                                       3,191      3,791      3,972      4,323
Income (loss) from operations                       (198)       (39)       (11)       425
Net income                                           (97)        67         98        498
Net income per share                             $ (0.01)   $  0.01    $  0.01    $  0.05


                1996                              1st        2nd        3rd        4th
                                                 ----------------------------------------
                                              (Unaudited, in thousands except per share data)

Revenue                                          $ 8,567    $ 9,597    $ 9,782    $ 8,860
Gross profit                                       4,505      5,040      5,155      4,098
Income from operations                             1,111      1,199      1,325        665
Net income                                         1,121      1,213      1,323        732
Net income per share                             $  0.12    $  0.13    $  0.14    $  0.08


                                                                                                                Schedule II

                                                Elantec Semiconductor, Inc.

                                             Valuation And Qualifying Accounts

                                       Year ended September 30, 1997, 1996, and 1995



                                                                            Additions
                                                              Balance at    Charged to
                                                              Beginning      Cost and                        Balance at
                                                               of Year       Expense        Deductions      End of Year
                                                             -------------------------------------------------------------

Year ended September 30, 1997
   Allowance  for  doubtful  accounts  and  product
     returns (deducted from accounts receivable)                  $340        $1,447          ($947)            $840
                                                             =============================================================
Year ended September 30, 1996
   Allowance  for  doubtful  accounts  and  product
     returns (deducted from accounts receivable)                  $265          $566          ($491)            $340
                                                             =============================================================
Year ended September 30, 1995
   Allowance  for  doubtful  accounts  and  product
     returns (deducted from accounts receivable)                  $287          $776          ($798)            $265
                                                             =============================================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 26th day of December, 1997.

                                           ELANTEC SEMICONDUCTOR, INC.

                                           By:      /s/ David O'Brien
                                                    ----------------------------

                                           David O'Brien
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Director

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David O'Brien, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      Name                                         Title                                 Date
                      ----                                         -----                                 ----

Principal Executive/Financial Officer:

/s/ David O'Brien                                 President, Chief Executive Officer,              December 29, 1997
--------------------------------------------      Chief Financial Officer and Director
     David O'Brien

Additional Directors:

/s/ Donald T. Valentine                           Chairman of the Board of Directors               December 29, 1997
--------------------------------------------
     Donald T. Valentine
/s/ Chuck K. Chan                                 Director                                         December 29, 1997
--------------------------------------------
     Chuck K. Chan
/s/ James V. Diller                               Director                                         December 29, 1997
--------------------------------------------
     James V. Diller
/s/ B. Yeshwant Kamath                            Director                                         December 29, 1997
--------------------------------------------
     B. Yeshwant Kamath

                                       42

                       SECURITIES AND EXCHANGE COMMISSION



                             Washington, D.C. 20549



                                   -----------



                                    EXHIBITS

                                       to

                                    Form 10-K



                                      Under

                           THE SECURITIES ACT OF 1933



                                   -----------



                           ELANTEC SEMICONDUCTOR, INC.

                                INDEX TO EXHIBITS



Exhibit          Description                                            Page
Number           -----------                                             No.
------                                                                   ---
 11.01           Statement Re Computation of Per Share Earnings.         45
 23.01           Consent of Ernst & Young LLP, Independent Auditors.     46
 24.01           Powers of Attorney.                                     47
 27.01           Financial Data Schedule                                 48