Form 10-Q
period 1997-12-31
ELANTEC SEMICONDUCTOR INC
filed 1998-02-13
CIK 949872

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _______TO _______

Commission File No. 0-26690

                           ELANTEC SEMICONDUCTOR, INC.
             (Exact Name of registrant as specified in its charter)


        Delaware                                                77-0408929
--------------------------------------------------------------------------------
(State or other jurisdiction of                              ( I.R.S. Employer
incorporation or organization)                               Identification No.)

675 Trade Zone Boulevard, Milpitas, California                  95035
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (408) 945-1323
--------------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of February 1, 1998, 9,121,271 shares of the Registrant's Common Stock, $0.01 par value, were issued and outstanding.

                                TABLE OF CONTENTS
                                -----------------
                                                                                                       Page
                                                                                                       ----
PART I            FINANCIAL INFORMATION

     Item 1.      Condensed Consolidated Financial Statements............................................3

                  Notes to Condensed Consolidated Financial Statements...................................6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...........................................................8

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............................12

PART II           OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K......................................................13

                  Signatures............................................................................14

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements



                           ELANTEC SEMICONDUCTOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                             Three Months Ended
                                                                December 31,
                                                            --------------------
                                                              1997       1996
                                                            -------     -------
Net revenues                                                $11,234     $ 8,001
Cost of revenues                                              5,858       4,810
                                                            -------     -------
   Gross profit                                               5,376       3,191


Operating expenses:
   Research and development                                   1,642       1,283
   Marketing, sales, general and administrative               2,587       2,106
                                                            -------     -------
   Total operating expenses                                   4,229       3,389
                                                            -------     -------


Income (loss) from operations                                 1,147        (198)
Interest and other, net                                         116          87
                                                            -------     -------
Income (Loss) before taxes                                    1,263        (111)
Provision for taxes on income                                   126         (14)
                                                            -------     -------
Net income (Loss)                                           $ 1,137     $   (97)
                                                            =======     =======

Net income (Loss) per share:
       Basic                                                $  0.13     $ (0.01)
       Diluted                                              $  0.12     $ (0.01)
                                                            =======     =======


Shares used in computing per share amounts:
       Basic                                                  9,062       8,759
       Diluted                                                9,623       8,759
                                                            =======     =======



   See accompanying notes to the condensed consolidated financial statements.

                           ELANTEC SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     December 31   September 30
                                                         1997         1997 (1)
                                                       -------       -------
                                                     (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents                           $ 8,036       $ 9,839
   Short-term investments                                8,308         6,089
   Accounts receivable, net                              4,097         3,315
   Inventories                                           6,881         7,369
   Prepaid expenses and other current assets               598           627
                                                       -------       -------
Total current assets                                    27,920        27,239

Property and equipment, net                              9,991         9,231
Other assets, net                                          606           621
                                                       -------       -------
Total assets                                           $38,517       $37,091
                                                       =======       =======

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable and accrued liabilities            $ 5,386       $ 5,367
   Deferred revenue                                      2,680         2,094
   Current portion of long-term debt and capital
   lease obligations                                     1,421         1,491
                                                       -------       -------
Total current liabilities                                9,487         8,952

Long-term debt and capital lease obligations             3,013         3,336

Stockholders' equity                                    26,017        24,803
                                                       -------       -------
Total liabilities and stockholders' equity             $38,517       $37,091
                                                       =======       =======


(1) The information in this column was derived from the Company's audited consolidated financial statements at September 30, 1997.


   See accompanying notes to the condensed consolidated financial statements.

                           ELANTEC SEMICONDUCTOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            Three Months Ended
                                                               December 31,
                                                            ------------------
                                                              1997      1996
                                                            -------    -------
Operating activities:
Net income                                                  $ 1,137    $   (97)

Adjustments  to  reconcile net  income  to  net  cash
   provided  by  operating activities:
      Depreciation and amortization                             618        474
      Changes in operating assets and liabilities:
          Accounts receivable                                  (782)      (380)
          Inventories                                           488       (247)
          Prepaid expenses and other current assets              29       (152)
          Accounts payable and accrued liabilities               19       (803)
          Deferred revenue                                      586         57
                                                            -------    -------
Net cash provided by (used in) operating activities           2,095     (1,148)

Investing activities:
Sale/maturity (purchase) of available-for-sale securities    (2,219)      (347)
Purchase of property and equipment                           (1,378)      (514)
Decrease in other assets                                         15          6
                                                            -------    -------
Net cash provided by (used in) investing activities          (3,581)      (855)

Financing activities:
Payments on capital lease and other debt                       (393)      (302)
Issuance of common stock                                         77         25
                                                            -------    -------
Net cash provided by (used in)financing activities             (317)      (277)

Increase (decrease) in cash and cash equivalents             (1,803)    (2,280)
Cash and cash equivalents at beginning of period              9,839      9,377
                                                            -------    -------
Cash and cash equivalents at end of period                  $ 8,036    $ 7,097
                                                            =======    =======

Supplemental disclosures of cash flow information:
Lease and installment financing for capital equipment       $     0    $   929
Interest paid                                               $   103    $    59
Taxes paid                                                  $    25    $    25




See accompanying notes to the condensed consolidated financial statements.

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

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

NOTE 4.  SHORT-TERM INVESTMENTS

The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturities of less than one year. All of the Company's marketable investments are classified as "available-for-sale" and the Company classifies its available-for-sale portfolio as available for use in its current operations. At December 31, 1997, there was no significant difference between the fair market value and the underlying cost of such securities.

NOTE 5.  INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following balances in thousands:

                                        December 31,         September 30,
                                            1997                 1997
                                      -----------------    ------------------
      Raw materials                     $     302            $     431
      Work-in-process                       5,145                5,039
      Finished goods                        1,434                1,899
                                      -----------------    ------------------
                                        $   6,881            $   7,369
                                      =================    ==================


NOTE 6.  EARNINGS (LOSS) PER SHARE

Beginning in the current quarter (Q198), Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) required the Company to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. However, diluted earnings per share is analogous to the methodology the Company used in past earnings per share reporting and is calculated based on the weighted average number of common and dilutive common share equivalents outstanding using the treasury stock method. Thus, diluted income per share is the same number the Company previously reported as income per share.

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended
                                                      December 31,
                                                   ------------------
                                                     1997       1996
                                                   ---------  -------
Numerator for basic and diluted income per share:
     Net income                                     $ 1,137    $  (97)
                                                    =======    ======

Denominator:
     Denominator for basic income per share           9,062     8,759
     Effect of dilutive securities:
          Common stock options(1)                       561        --
                                                    -------    ------
     Denominator for diluted earnings per share       9,623     8,759
                                                    -------    ------

Basic income per share                              $  0.13    $(0.01)
                                                    =======    ======

Diluted income per share                            $  0.12    $(0.01)
                                                    =======    ======

(1)  Effect  of  common  stock   options  is  excluded  in  1996  as  effect  is
     antidilutive.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

Capital Structure. In February 1997, the FASB released Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (FAS 129). FAS 129 consolidates the existing guidance regarding disclosure relating to a company's capital structure and is effective for fiscal years beginning after December 15, 1997. Adoption of FAS 129 will not have an impact on the Company's consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this Form 10-Q, including discussions related to the discontinuance of the company's military and commercial hybrid products and the development and use of SOI technology, may contain forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission.

The table below states the income statement items for the three months ended December 31, 1997 and 1996 as a percentage of net revenues and provides the percentage change in absolute dollars from the previous year:

                                  Three               Three         Dollar %
                              Months Ended        Months Ended       Change
                            --------------------------------------------------
                            December 31, 1997   December 31, 1996
                            ------------------  ------------------
Net revenues                     100.0%              100.0%           40%
Cost of revenues                  52.1%               60.1%           22%
   Gross profit                   47.9%               39.9%           68%

Operating expenses:
   Research and development       14.6%               16.0%           28%
   Marketing, sales, general
        and administrative        23.0%               26.3%           23%

Results of Operations - During the first fiscal quarter of 1998, the Company generated net revenues of $11.2 million, an increase of 40% from the $8.0 million reported in the same quarter of the previous year. This increase is attributed to a shift in sales mix to higher priced market segment products and an overall increase in unit sales volumes.

Cost of goods sold decreased to 52% of net sales for the first quarter of fiscal 1998 compared to 60% for the first quarter of fiscal 1997. The decrease in cost and corresponding increase in gross margin for the first quarter of fiscal year 1998 is primarily due to improved manufacturing variances and higher average selling prices, offset in part by provisions to increase inventory reserves.

Research and development expenses increased by $0.4 million in the first quarter of fiscal 1998 from the amount reported in the first quarter of fiscal 1997 largely due to increased expenditures for foundry silicon, engineers salaries and other materials. As the Company moves to the "SOI" technology as contemplated (see discussion below), absolute dollar research and development expenses are increasing.

Marketing, selling and general and administrative expenses for the first quarter of fiscal 1998 increased by $0.5 million, consistent with the increase in net revenues. Expense increases were primarily due to increased sales representative commissions, travel expenses, marketing expenses, audit, legal and recruiting expense.

The Company's provision for income taxes for the first quarter of fiscal 1998 is lower than the statutory rate, principally due to the benefit of net operating loss and tax credit carry forwards offset by state taxes and foreign withholding taxes.

In July 1997, the Company announced that it would discontinue its military and commercial hybrid product. This product line accounted for 7.8% and 8.0% of product revenues during the first quarters of 1998 and 1997, respectively. Orders for these discontinued products will be accepted through the middle of 1998 with last shipments from the factory through Q1 1999. The Company expects higher revenues and gross margins from last-buy orders during fiscal 1998. However, the Company does not expect the discontinuance of this product line to have a material impact on the Company's annual 1999 results from operations.

Factors Affecting Future Results - Elantec's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and product introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix of product sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under-utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation.

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

The Company is in the process of an extensive production expansion at its primary manufacturing facility in Milpitas, California. The expansion, when completed, will result in a significant increase in fixed and operating expenses. These additional expenses could reduce gross margins. Specifically, the Company could incur substantial operating costs and depreciation expense relating to the expanded facility before production of substantial volume is achieved. If revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margin greater than or comparable to the Company's current products, the Company's future results of operations could be adversely impacted. Additionally, the project faces a number of substantial risks including, but not limited to, project termination, delays in construction, cost overruns, equipment delays or shortages, manufacturing start-up or process problems, or difficulties in hiring key managers and technical personnel.

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

Vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation, characterize the semiconductor industry. In recent years, there has been a growing trend of companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company believes its products do not infringe upon any valid patents. However, there can be no assurance that the Company's position in these matters will prevail. There can be no assurance that additional future claims alleging infringement of intellectual property rights will not be asserted against the Company. The intellectual property claims that have been made, or may be asserted against the Company in the future, could require that the Company discontinue the use of certain processes or cease the manufacture, use and sale of infringing products. Additionally, the Company may incur significant litigation costs and damages to develop noninfringing technology. There can be no assurance that the Company would be able to obtain such licenses on acceptable terms or to develop noninfringing technology without a material adverse effect on the Company.

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

The Company has initiated a year 2000 remediation plan during FY 1997 to make the Company's operating and ancillary systems year 2000 compliant. This plan included implementing operational and financial application software that is year 2000 compliant. The software have been purchased and the portion of the project has already been implemented and full implementation is expected to be completed during fiscal 1998. The costs of implementing such a plan are not expected to be material to the Company's operating results.

The Company has initiated formal communications with all its significant suppliers and will be working with them to ensure that they are year 2000 compliant.

The Company's current revenue is generated from products that will not generate any product warranty or product defect liability issues related to the year 2000 compliance.

The cost of the 2000 project and the date on which the company believes it will complete the year 2000 modification are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


Liquidity and Capital Resources - The Company's management believes that its current cash and equivalents, short-term investments, lines of credit, and cash generated from operations, if any, will satisfy its expected working capital and capital expenditure requirements through fiscal 1998. During the first three months of fiscal 1998, the Company financed its operations primarily from existing cash and short-term investment balances. At December 31, 1997, the Company had approximately $16.3 million of cash and short-term investments.

Cash and cash equivalents were $8.0 million at December 31, 1997, a decrease of $1.8 million from September 30, 1997. The decrease is primarily a result of cash generated by operations of $2.1 million which was more than offset by cash outflows from investing activities, including cash outflows of $3.6 million for capital expenditures.

Accounts receivable increased 24% from September 30, 1997 to December 31, 1997, while sales grew by 40% over the same period. Inventories decreased 7% between September 30, 1997 and December 31, 1997, associated with increased inventory reserves. Inventory management remains an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Deferred revenue increased by 28% at September 30, 1997 over December 31, 1997 primarily due to higher deferred revenue on domestic distributor sales.

Capital expenditures were $1.4 million during the three month period ended December 31, 1997. At December 31, 1997 there was approximately $6.2 million available credit under lease lines. There were outstanding commitments to purchase capital assets and leasehold improvements of approximately $8.2 million at December 31, 1997.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

         Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANTEC SEMICONDUCTOR, INC.
(Registrant)



Date: February 13, 1998                     By: /s/ Ephraim Kwok
                                                -------------------
                                            Ephraim Kwok
                                            Chief Financial Officer
                                            (duly authorized officer and
                                            principal financial officer)

                                  EXHIBIT INDEX

Exhibit
-------

27.1              Financial Data Schedule