Form 10-Q
period 1998-03-31
ELANTEC SEMICONDUCTOR INC
filed 1998-05-14
CIK 949872

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q







[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _______

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

As of May 3, 1998, 9,168,982 shares of the Registrant's Common Stock, $0.01 par value, were issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I       FINANCIAL INFORMATION

   Item 1.   Condensed Consolidated Financial Statements.....................3

             Notes to Condensed Consolidated Financial Statements............6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................9

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....13

PART II        OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders............14

   Item 6.   Exhibits and Reports on Form 8-K...............................15

             Signatures.....................................................16

PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements


                                                     ELANTEC SEMICONDUCTOR, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)
                                                             (Unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                                March 31,                         March 31
                                                         ------------------------         ------------------------
                                                           1998            1997             1998            1997
                                                         --------        --------         --------        --------
Net revenues                                             $ 11,660        $  8,494         $ 22,894        $ 16,495
Cost of revenues                                            5,999           4,703           11,857           9,514
                                                         --------        --------         --------        --------
   Gross profit                                             5,661           3,791           11,037           6,981


Operating expenses:
   Research and development                                 1,770           1,653            3,412           2,935
   Marketing, sales, general and administrative             2,548           2,177            5,135           4,284
                                                         --------        --------         --------        --------
   Total operating expenses                                 4,318           3,830            8,547           7,219
                                                         --------        --------         --------        --------


Income (loss) from operations                               1,343             (39)           2,490            (238)
Interest and other, net                                       122             116              238             203
                                                         --------        --------         --------        --------
Income (loss) before taxes                                  1,465              77            2,728             (35)
Provision (benefit) for taxes on income                        92              10              218              (4)
                                                         --------        --------         --------        --------
Net income (loss)                                        $  1,373        $     67         $  2,510        $    (31)
                                                         ========        ========         ========        ========


Net income per share:
       Basic                                             $   0.15        $   0.01         $   0.28        $   0.00
       Diluted                                           $   0.14        $   0.01         $   0.26        $   0.00
                                                         ========        ========         ========        ========


Shares used in computing per share amounts:
       Basic                                                9,124           8,804            9,093           8,782
       Diluted                                              9,805           9,281            9,714           8,782
                                                         ========        ========         ========        ========

See accompanying notes to the condensed consolidated financial statements.



                           ELANTEC SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          March 31  September 30
                                                            1998      1997 (1)
                                                           -------     -------
                                                         (Unaudited)
Current assets:
   Cash and cash equivalents                               $ 6,410     $ 9,839
   Short-term investments                                    7,240       6,089
   Accounts receivable, net                                  6,352       3,315
   Inventories                                               7,440       7,369
   Prepaid expenses and other current assets                   722         627
                                                           -------     -------
Total current assets                                        28,164      27,239

Property and equipment, net                                 15,439       9,230
Other assets, net                                              701         622
                                                           -------     -------
Total assets                                               $44,304     $37,091
                                                           =======     =======

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable and accrued liabilities                $ 9,240     $ 5,367
   Deferred revenue                                          3,111       2,094
   Current portion of long-term debt and capital
   lease obligations                                         1,362       1,491
                                                           -------     -------
Total current liabilities                                   13,713       8,952

Long-term debt and capital lease obligations                 3,118       3,336

Stockholders' equity                                        27,473      24,803
                                                           -------     -------
Total liabilities and stockholders' equity                 $44,304     $37,091
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

                                                     ELANTEC SEMICONDUCTOR, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)

                                                                               Six Months Ended
                                                                                    March 31,
                                                                          -------------------------------
                                                                            1998                   1997
                                                                          --------               --------
Operating activities:
Net income (loss)                                                         $  2,510               $    (31)
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                          1,248                    953
      Changes in operating assets and liabilities:
          Accounts receivable                                               (3,037)                  (363)
          Inventories                                                          (71)                  (458)
          Prepaid expenses and other current assets                            (95)                  (112)
          Accounts payable and accrued liabilities                           3,873                     96
          Deferred revenue                                                   1,017                   (145)
                                                                          --------               --------
Net cash provided by (used in) operating activities                          5,445                    (60)

Investing activities:
Sale/maturity (purchase) of available-for-sale securities                   (1,151)                 3,185
Purchase of property and equipment                                          (7,023)                  (688)
Decrease (increase) in other assets                                            (79)                    16
                                                                          --------               --------
Net cash provided by (used in) investing activities                         (8,253)                 2,513

Financing activities:
Payments on capital lease and other debt                                      (781)                  (631)
Issuance of common stock                                                       160                     40
                                                                          --------               --------
Net cash used in financing activities                                         (621)                  (591)

Increase (decrease) in cash and cash equivalents                            (3,429)                 1,862
Cash and cash equivalents at beginning of period                             9,839                  9,377
                                                                          --------               --------
Cash and cash equivalents at end of period                                $  6,410               $ 11,239
                                                                          ========               ========

Supplemental disclosures of cash flow information:
Lease and installment financing for capital equipment                     $    433               $  1,476
Interest paid                                                             $     90               $    123
Taxes paid                                                                $     20               $     25

See accompanying notes to the condensed consolidated financial statements.



ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------
NOTE 1.  BASIS OF PRESENTATION

The Company has prepared the Unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

The Company's fiscal year end is the Sunday closest to September 30. The Company's fiscal quarter's end on the Sunday closest to the end of the calendar quarter. For convenience, the Company has indicated that its quarters end on December 31, March 31, June 30 and September 30.

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

NOTE 4.  SHORT-TERM INVESTMENTS

The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturity of less than one year. All of the Company's marketable investments are classified as "available-for-sale" and the Company classifies its available-for-sale portfolio as available for use in its current operations. At March 31, 1998, there was no significant difference between the fair market value and the underlying cost of such securities.

NOTE 5.  INVENTORIES

Inventories are stated at the lower of standard cost (first-in, first-out method) or market and consist of the following balances in thousands:


                                            March 31,         September 30,
                                              1998                 1997
                                        -----------------    ------------------
      Raw materials                       $     365            $     431
      Work-in-process                         5,567                5,039
      Finished goods                          1,508                1,899
                                        -----------------    ------------------
                                          $   7,440            $   7,369
                                        =================    ==================

NOTE 6.  EARNINGS (LOSS) PER SHARE

Beginning in the first quarter (Q198) ending December 31, 1997, Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) required the Company to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. However, diluted earnings per share is analogous to the methodology the Company used in past earnings per share reporting and is calculated based on the weighted average number of common and dilutive common share equivalents outstanding using the treasury stock method. Thus, diluted income per share is the same number the Company previously reported as net income per share.

The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three Months Ended               Six Months Ended
                                                                     March 31,                       March 31,
                                                              -----------------------         -----------------------
                                                               1998            1997            1998            1997
                                                              -------         -------         -------         -------
Numerator for basic and diluted income per share:
    Net income                                                $ 1,373         $    67         $ 2,510         $   (31)
                                                              =======         =======         =======         =======

Denominator:
     Denominator for basic income per share                     9,124           8,804           9,093           8,782
     Effect of dilutive securities:
           Common stock options                                   681             477             621            --
                                                              -------         -------         -------         -------

     Denominator for diluted earnings per share                 9,805           9,281           9,714           8,782
                                                              =======         =======         =======         =======

Basic income per share                                        $  0.15         $  0.01         $  0.28         $  0.00
                                                              =======         =======         =======         =======

Diluted income per share                                      $  0.14         $  0.01         $  0.26         $  0.00
                                                              =======         =======         =======         =======



NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

Capital Structure. In February 1997, the FASB released Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (FAS 129). FAS 129 consolidates the existing guidance regarding disclosure relating to a company's capital structure and is effective for fiscal years beginning after December 15, 1997. Adoption of FAS 129 will not have a material impact on the Company's consolidated financial statements.

Comprehensive Income. In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of FAS 130 will not have a material impact on the Company's consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this Form 10-Q, including discussions related to the discontinuance of the Company's military and commercial hybrid products, manufacturing capacity expansion and the development and use of SOI technology, may contain forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission.

The table below  states the income  statement  items for the three  months ended
March  31,  1998 and 1997 as a  percentage  of net  revenues  and  provides  the percentage change in absolute dollars from the previous year:
                                Three            Three       Dollar %      Six             Six        Dollar %
                             Months Ended    Months Ended    Change    Months Ended    Months Ended   Change
                            ----------------------------------------  ---------------------------------------
                            March 31, 1998  March 31, 1997            March 31, 1998  March 31, 1997
                            --------------- ----------------          --------------- ---------------

Net revenues                    100.0%          100.0%        37%         100.0%          100.0%         39%
Cost of revenues                51.4%            55.4%        28%         51.8%           57.7%          25%
Gross profit                    48.6%            44.6%        49%         48.2%           42.3%          58%

Operating expenses:
   Research and development     15.2%            19.5%         7%         14.9%           17.8%          16%
   Marketing, sales, general
   and administrative           21.9%            25.6%        17%         22.4%           26.0%          20%

Results of Operations - During the second fiscal quarter of 1998, the Company generated net revenues of $11.7 million, an increase of 37% from the $8.5 million reported in the same quarter of the previous year. For the first six months of fiscal 1998 net revenue was $22.9 million, an increase of 39% from the $16.5 million reported in the corresponding period of fiscal 1997. These increases were attributed to overall increases in unit sales volumes in a majority of the Company's product lines.

Cost of goods sold decreased to 51% of net sales for the second quarter of fiscal 1998 compared to 55% for the second quarter of fiscal 1997. During the first six-months of fiscal 1998, cost of goods sold decreased to 52% from 58% reported from the corresponding period of fiscal 1997. These decreases in cost and corresponding increase in gross were primarily due to improved manufacturing variances, offset in part by provisions to increase inventory reserves.

Research and development expenses increased $0.1 million or 7% in the second quarter of 1998 when compared to the comparable quarter of 1997. This increase is primarily due to costs associated with increased engineering headcount. Research and development expenses increased $0.5 million or 16% during the first six months of 1998 when compared to the first six months of 1997. As a percentage of revenues, research and development expenses decreased from 20% to 15% for the second quarter of 1998 and decreased from 18% to 15% of net revenues for the first six months of fiscal 1998. These decreases as a percentage of net revenues reflect higher net revenues in the second quarter and first half of fiscal 1998. Management expects research and development expenses, in absolute dollars, to increase as the company develops silicon on insulator (SOI) technology (see discussion below). However, there can be no assurance that net revenues will increase at the same rate as anticipated research and development expenses.

Marketing, selling and general and administrative expenses increased $0.4 million or 17% in the second quarter of 1998 when compared to the comparable quarter of 1997, and increased $0.8 million or 20% for the first six months of fiscal 1998 when compared to the first six months of fiscal 1997. These increases were due to increased expenses related to commissions to outside sales representatives, travel, advertising, legal and accounting services, and recruiting. As a percentage of net revenues, marketing, selling and general and administrative expenses decreased from 26% for the second quarter and first six months of fiscal 1997, to approximately 22% of net revenues in the second quarter and first six months of fiscal 1998, respectively. These decreases as a percentage of net revenues reflect higher net revenues in the second quarter and first half of fiscal 1998.

The Company's provision for income taxes for the first six months of fiscal 1998 are lower than the statutory rate, principally due to the benefit of net operating loss and tax credit carry forwards offset by state taxes and foreign withholding taxes.

In July 1997, the Company announced that it would discontinue its military and commercial hybrid product. This product line accounted for 7.9% and 7.5% of product revenues during the second quarters of 1998 and 1997, respectively. Orders for these discontinued products will be accepted through the middle of 1998 with last shipments from the factory extending through the first quarter of fiscal 1999. The Company expects higher revenues and gross margins from last-buy orders during fiscal 1998. However, the Company does not expect the discontinuance of this product line to have a material impact on the Company's annual 1999 results from operations.

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

The semiconductor industry is highly cyclical and has been subject to significant economic fluctuations at various times that have been characterized by rapidly fluctuating product demand, periods of over and under capacity, and accelerated erosion of average selling prices. A material change in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, rapidly fluctuating demand, or other factors could result in a rapid decline in product pricing or unit volumes which could have a material adverse affect on the Company's operating results.

The Company is in the process of an extensive production expansion at its primary manufacturing facility in Milpitas, California. The expansion, expected to be complete late in the fourth quarter of fiscal 1998, will result in a significant increase in fixed and operating expenses. These additional expenses could reduce gross margins. Specifically, the Company could incur substantial operating costs and depreciation expense relating to the expanded facility before production of substantial volume is achieved. If revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margin greater than or comparable to the Company's current products, the Company's future results of operations could be materially adversely impacted. Additionally, the project faces a number of substantial risks including, but not limited to, project termination, delays in construction, cost overruns, equipment delays or shortages, manufacturing start-up or process problems, or difficulties in hiring key managers and technical personnel.

New products, process technology and start-up costs associated with the Company's new Milpitas wafer fabrication facility will require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, the future results of operations could be adversely impacted.

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

The semiconductor industry is extremely capital intensive. To remain competitive, the Company must continue to invest in advanced manufacturing equipment and process technologies. The Company expects to expend approximately $3.0 million on capital expenditures during the remainder of fiscal 1998. Additionally, the Company anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek debt or equity financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing were not available on terms satisfactory to the Company, its operations would be materially adversely affected.

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

The Company initiated a year 2000 remediation plan during fiscal 1997 to make the Company's operating and ancillary systems year 2000 compliant. This plan included implementing a manufacturing execution system and financial applications software that is year 2000 compliant. The new software has been purchased and that portion of the project has already been implemented. The implementation is expected to be completed during by the end of the fourth quarter of fiscal 1998. The costs of implementing such a plan are not expected to be material to the Company's operating results.

The Company has initiated formal communications with all its significant suppliers and will be working with them to ensure that they are year 2000 compliant.

The Company's current revenue is generated from products that will not generate any product warranty or product defect liability issues related to the year 2000 compliance.

The cost of the year 2000 project and the date on which the Company believes it will complete the year 2000 modification are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Liquidity and Capital Resources - Cash and equivalents and short-term investments were $13.7 million at March 31, 1998, a decrease of $2.3 million from September 30, 1997. The decrease is primarily a result of cash outflows from investing activities, including capital expenditures of approximately $7.0 million, and cash outflows from financing activities including payments on capital leases and other debt of approximately $0.8 million. These cash outflows were partially offset by cash generated by operations of $5.4 million.

Accounts receivable increased 91.6% from September 30, 1997 to March 31, 1998 while revenues grew by 38.8% during the same period. This increase was due to increased volumes of product shipped during the first six months of fiscal 1998 combined with an unusually high collection rate during the last quarter of fiscal 1997. Inventories increased 1.0% from September 30, 1997 to March 31,1998 primarily due to improved manufacturing yields that were almost entirely offset by increased provisions for inventory reserves. Inventory management remains an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Accounts payable and accrued liabilities increased by 72.2% at March 31, 1998 over September 30, 1997. This increase is primarily due to unpaid invoices relating to the Company's expansion of its Milpitas manufacturing facility at March 30, 1998. Deferred revenue increased by 48.6% primarily due to higher deferred revenues on distributor sales.

At March 31, 1998 there was approximately $4.1 million available credit under lease lines. There were outstanding commitments to purchase capital assets and leasehold improvements of approximately $2.2 million at March 31, 1998. The Company expects to expend $3.0 million on capital expenditures during the remainder of fiscal 1998.

The Company's management believes that its current cash and equivalents, short-term investments, line of credit, borrowing capacity, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 Annual Meeting of Stockholders of the Company ("Annual Stockholders Meeting") was held on February 20, 1998, in Milpitas, California. At the Annual Stockholders Meeting the stockholders elected members of the Company's Board of Directors; amended the 1995 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance by 400,000 shares; amended the 1995 Directors Stock Option Plan to increase the number of shares automatically granted to non-employee directors from 5,000 shares to 10,000 shares per year and removed the limit of 40,000 shares per non-employee director over the life of such plan; and ratified the Company's appointment of Ernst & Young LLP as independent auditors.

The vote for nominated directors was as follows:

          Nominee                  In Favor              Withheld
----------------------------  -------------------  ---------------------
Chuck K. Chan                     7,436,481               62,474
James V. Diller                   7,438,181               60,774
B. Yeshwant Kamath                7,437,981               60,974
Alan V. King                      7,438,481               60,474
David O'Brien                     7,420,843               78,112

The results of voting for approval of an amendment to the 1995 Equity Incentive Plan to increase the number of shares reserved for issuance by 400,000 shares were:

                                                                    Broker
       For                  Against             Abstain           Non-Votes
-------------------     -----------------    --------------     ---------------
    6,807,458               323,860             42,631             325,006

The results of voting for approval of an amendment to the 1995 Directors Stock Option Plan to increase the number of shares automatically granted to non-employee directors from 5,000 shares to 10,000 shares per year and to remove the limit of 40,000 shares per non-employee director over the life of the plan were:

                                                                    Broker
       For                  Against             Abstain           Non-Votes
-------------------     -----------------    --------------     ---------------
    6,688,706               321,699             163,544            325,006

The results of voting for ratification of appointment of Ernst & Young LLP as independent auditors for the company for the next fiscal year were:

       For                  Against             Abstain
-------------------     -----------------    --------------
    7,458,329                21,826             18,800

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

         Exhibit 27.1 - Financial Data Schedule
         Exhibit 27.2 - Restated Financial Data Schedule
         Exhibit 27.3 - Restated Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANTEC SEMICONDUCTOR, INC.
(Registrant)



Date: April 13, 1998        By: /s/ Ephraim Kwok
                                -----------------------------
                            Ephraim Kwok
                            Chief Financial Officer (duly authorized officer and
                            principal financial officer)

                                  EXHIBIT INDEX

Exhibit

Financial Data Schedule
27.1     Financial Data Schedule
27.2     Restated Financial Data Schedule
27.3     Restated Financial Data Schedule