Form 10-Q/A
period 1998-03-31
ELANTEC SEMICONDUCTOR INC
filed 1998-05-27
CIK 949872

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                  AMENDMENT NO. 1






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


The Company utilizes various external foundries for the production of CMOS, bipolar, and certain process steps of dielectric isolation wafers. The Company currently uses a single source for certain process steps in the manufacture of dielectric isolation wafers and the number of foundries that have the capability to process dielectrically isolated semiconductor wafers is limited.

As a part of its wafer manufacturing expansion program the Company has been developing internal capability for a number of these dielectric isolation process steps and an alternate vendor for one key process step. The Company has been informed that its current dielectric isolation foundry will discontinue supplying this technology in the fourth fiscal quarter of 1998. The Company plans to convert its production to its in-house capability in conjunction with the new vendor during the fourth fiscal quarter of 1998.

To mitigate potential problems during the transition of suppliers, the Company plans to increase its inventory of processed dielectric isolated wafers prior to the transition. However there can be no assurance that this manufacturing change can be successfully made in a timely manner or that the increased levels of dielectrically isolated wafers will be sufficient to meet the Company's requirements. Products based on dielectrically isolated wafers represent a majority of the Company's revenues. Significant delays in the transition to the new supply of dielectric isolated wafers or manufacturing problems encountered with either the internal process or the new supplier would have a material adverse effect on the Company's business and results of operations.


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

The Company is in the process of an extensive production expansion at its primary manufacturing facility in Milpitas, California. The facilities expansion is expected to be completed late in the fourth quarter of fiscal 1998. Manufacturing is expected to be phased in through the first two quarters of fiscal 1998. This will result in a significant increase in fixed and operating expenses which could reduce gross margins. Specifically, the Company could incur substantial operating costs and depreciation expense relating to the expanded facility before production of substantial volume is achieved. If revenue levels do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margin greater than or comparable to the Company's current products, the Company's future results of operations could be materially adversely impacted. Additionally, the project faces a number of substantial risks including, but not limited to, project termination, delays in construction, cost overruns, equipment delays or shortages, manufacturing start-up or process problems, or difficulties in hiring key managers and technical personnel.

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

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.


ELANTEC SEMICONDUCTOR, INC.
(Registrant)




Date: May 27, 1998          By: /s/ Ephraim Kwok
                                -----------------------------
                            Ephraim Kwok
                            Chief Financial Officer (duly authorized officer and
                            principal financial officer)

                                  EXHIBIT INDEX

Exhibit

Financial Data Schedule
27.1     Financial Data Schedule
27.2     Restated Financial Data Schedule
27.3     Restated Financial Data Schedule