Form 10-Q
period 1998-06-30
ELANTEC SEMICONDUCTOR INC
filed 1998-08-13
CIK 949872

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q






[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

As of August 2, 1998, 9,181,034 shares of the Registrant's Common Stock, $0.01 par value, were issued and outstanding.

                                TABLE OF CONTENTS
                                -----------------




                                                                          Page
                                                                          ----

PART I        FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements....................3

              Notes to Condensed Consolidated Financial Statements...........6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk....15

PART II       OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K..............................16

              Signatures....................................................17

PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements



                           ELANTEC SEMICONDUCTOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                                  Three Months Ended      Nine Months Ended
                                                        June 30,               June 30,
                                                  -------------------    -------------------
                                                    1998       1997        1998       1997
                                                  --------   --------    --------   --------
Net revenues                                      $ 11,815   $  9,195    $ 34,709   $ 25,690
Cost of revenues                                     6,123      5,223      17,980     14,737
                                                  --------   --------    --------   --------
   Gross profit                                      5,692      3,972      16,729     10,953


Operating expenses:
   Research and development                          1,997      1,787       5,409      4,723
   Marketing, sales, general and administrative      2,440      2,196       7,575      6,479
                                                  --------   --------    --------   --------
   Total operating expenses                          4,437      3,983      12,984     11,202
                                                  --------   --------    --------   --------


Income (loss) from operations                        1,255        (11)      3,745       (249)
Interest and other, net                                 14        123         252        326
                                                  --------   --------    --------   --------
Income before taxes                                  1,269        112       3,997         77
Provision for taxes on income                          101         14         319         10
                                                  --------   --------    --------   --------
Net income                                        $  1,168   $     98    $  3,678   $     67
                                                  ========   ========    ========   ========



Net income per share:
       Basic                                      $   0.13   $   0.01    $   0.40   $   0.01
                                                  ========   ========    ========   ========
       Diluted                                    $   0.12   $   0.01    $   0.38   $   0.01
                                                  ========   ========    ========   ========



Shares used in computing per share amounts:
       Basic                                         9,170      8,962       9,119      8,842
                                                  ========   ========    ========   ========
       Diluted                                       9,769      9,239       9,732      9,271
                                                  ========   ========    ========   ========

See accompanying notes to the condensed consolidated financial statements.

                           ELANTEC SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                     June 30,  September 30,
                                                                       1998       1997 (1)
                                                                     -------      -------
                                                                   (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents                                         $ 8,247      $ 9,839
   Short-term investments                                              2,649        6,089
   Accounts receivable, net                                            5,104        3,315
   Inventories                                                         9,947        7,369
   Prepaid expenses and other current assets                             580          627
                                                                     -------      -------
Total current assets                                                  26,527       27,239

Property and equipment, net                                           18,225        9,230
Other assets, net                                                        708          622
                                                                     -------      -------
Total assets                                                         $45,460      $37,091
                                                                     =======      =======

Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable and accrued liabilities                          $ 8,262      $ 5,367
   Deferred revenue                                                    3,174        2,094
   Current portion of long-term debt and capital lease obligations     1,434        1,491
                                                                     -------      -------
Total current liabilities                                             12,870        8,952

Long-term debt and capital lease obligations                           3,861        3,336

Stockholders' equity                                                  28,729       24,803

                                                                     -------      -------
Total liabilities and stockholders' equity                           $45,460      $37,091
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

                           ELANTEC SEMICONDUCTOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                        Nine Months Ended
                                                             June 30,
                                                        ------------------
                                                          1998      1997
                                                        -------    -------
Operating activities:
Net income                                              $ 3,678    $    67
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                       1,871      1,456
      Changes in operating assets and liabilities:
          Accounts receivable                            (1,789)       825
          Inventories                                    (2,578)      (715)
          Prepaid expenses and other current assets          47         (2)
          Accounts payable and accrued liabilities        2,895     (1,168)
          Deferred revenue                                1,080       (473)
                                                        -------    -------
Net cash provided by (used in) operating activities       5,204        (10)

Investing activities:
Sale/maturity of available-for-sale securities            3,440        699
Purchase of property and equipment                       (9,245)      (143)
Decrease (increase) in other assets                         (86)        85
                                                        -------    -------
Net cash provided by (used in) investing activities      (5,891)       641

Financing activities:
Payments on capital lease and other debt                 (1,153)      (975)
Issuance of common stock                                    248        120
                                                        -------    -------
Net cash provided by (used in) financing activities        (905)      (855)

Decrease in cash and cash equivalents                    (1,592)      (224)
Cash and cash equivalents at beginning of period          9,839      9,377
                                                        -------    -------
Cash and cash equivalents at end of period              $ 8,247    $ 9,153
                                                        =======    =======

Supplemental disclosures of cash flow information:
Lease and installment financing for capital equipment   $ 1,621    $ 2,952
Interest paid                                           $   165    $   193
Taxes paid                                              $   140    $    50


See accompanying notes to the condensed consolidated financial statements.

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The Company has prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

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

NOTE 4. SHORT-TERM INVESTMENTS

The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturity of less than one year. All of the Company's marketable investments are classified as "available-for-sale" and the Company classifies its available-for-sale portfolio as available for use in its current operations. At June 30, 1998, there was no significant difference between the fair market value and the underlying cost of such securities.

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following balances in thousands:

                                      June 30,           September 30,
                                       1998                  1997
                                  -----------------    ------------------
      Raw materials                     $      417          $       431
      Work-in-process                        8,141                5,039
      Finished goods                         1,389                1,899
                                  -----------------    ------------------
                                        $    9,947          $     7,369
                                  =================    ==================

NOTE 6. NET INCOME PER SHARE

Beginning in the first quarter ending December 31, 1997 (Q198), Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) required the Company to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and other potentially dilutive common share equivalents is excluded. However, diluted earnings per share is analogous to the methodology the Company used in past earnings per share reporting and is calculated based on the weighted average number of common and dilutive common share equivalents outstanding using the treasury stock method. Thus, diluted income per share is the same number the Company previously reported as net income per share.

The following table sets forth the computation of basic and diluted earnings per share:
                                                                 Three Months Ended         Nine Months Ended
                                                                       June 30,                 June 30,
                                                               -----------------------    --------------------
                                                                   1998        1997          1998       1997
                                                               -----------  ----------    ---------  ---------
Numerator for basic and diluted net income per share:
    Net income                                                 $    1,168     $     98    $   3,678  $      67
                                                               ===========  ==========    =========  =========

Denominator:
     Denominator for basic net income per
        share -- weighted average shares                            9,170        8,962        9,119      8,842
     Effect of dilutive securities:
           Common stock options                                       599          277          613        429
                                                               -----------  ----------    ---------  ---------

     Denominator for diluted earnings per share                     9,769        9,239        9,732      9,271
                                                               ===========  ==========    =========  =========

Basic net income per share                                     $     0.13     $   0.01    $    0.40  $    0.01
                                                               ===========  ==========    =========  =========

Diluted net income per share                                   $     0.12     $   0.01    $    0.38  $    0.01
                                                               ===========  ==========    =========  =========

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

Capital Structure. In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (FAS 129). FAS 129 consolidates the existing guidance regarding disclosure relating to a company's capital structure and is effective for fiscal years beginning after December 15, 1997. Adoption of FAS 129 will not have a material impact on the Company's consolidated financial statements.

Comprehensive Income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of FAS 130 will not have a material impact on the Company's consolidated financial statements.

Segment Information. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 will change the way companies report selected segment information in annual financial statements and requires those companies to report selected segment information in interim financial reports to stockholders. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has not completed the determination of the impact of the new rule on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the Company's performance for the fiscal 4th quarter of 1998, certain matters discussed in this Form 10-Q, including discussions related to the discontinuance of the Company's military and commercial hybrid products, manufacturing capacity expansion and the development and use of SOI technology, may contain forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission.

The table below  states the income  statement  items for the three  months ended
June  30,  1998  and 1997 as a  percentage  of net  revenues  and  provides  the percentage change in absolute dollars from the previous year:
                                Three          Three                      Nine            Nine
                            Months Ended   Months Ended    Dollar %   Months Ended    Months Ended   Dollar %
                            June 30, 1998  June 30, 1997    Change    June 30, 1998  June 30, 1997    Change
                            -------------- --------------  ---------  -------------- --------------- ----------
Net revenues                   100.0%         100.0%         28%         100.0%          100.0%         35%
Cost of revenues                51.8%          56.8%         17%          51.8%          57.4%          22%
Gross profit                    48.2%          43.2%         43%          48.2%          42.6%          53%

Operating expenses:
   Research and development     16.9%          19.4%         12%          15.6%          18.4%          15%
   Marketing, sales, general
   and administrative           20.7%          23.9%         11%          21.8%          25.2%          17%

Results of Operations - During the third fiscal quarter of 1998, the Company generated net revenues of $11.8 million, an increase of 28% from the $9.2 million reported in the same quarter of the previous year. For the first nine-months of fiscal 1998 net revenue was $34.7 million, an increase of 35% from the $25.7 million reported in the corresponding period of fiscal 1997. These increases were attributed to overall increases in unit sales volumes in a majority of the Company's product lines.

Cost of goods sold was 52% of net sales for the third quarter and first nine months of fiscal 1998, this compares to 57% for the same periods of fiscal 1997. These decreases in cost and corresponding increase in gross margin were primarily due to improved manufacturing variances, offset in part by provisions to increase inventory reserves.

Research and development expenses increased $0.2 million or 12% in the third quarter of 1998 when compared to the third quarter of 1997. This increase is primarily due to costs associated with increased engineering headcount and the initial production cost associated with new dielectric isolation process technology in the Company's fabrication facility. Research and development expenses increased $0.7 million or 15% during the first nine months of 1998 when compared to the first nine months of 1997. As a percentage of revenues, research and development expenses decreased from 19% to 17% for the third quarter of 1998 and decreased from 18% to 16% of net revenues for the first nine months of fiscal 1998. These decreases, as a percentage of net revenues, reflect higher net revenues in the third quarter and first nine months of fiscal 1998. Management expects research and development expenses, in absolute dollars, to increase as the Company develops silicon on insulator (SOI) technology (see discussion below). However, there can be no assurance that net revenues will increase at the same rate as anticipated research and development expenses.

Marketing, selling and general and administrative expenses increased $0.2 million or 11% in the third quarter of 1998 when compared to the third quarter of 1997, and increased $1.1 million or 17% for the first nine-months of fiscal 1998 when compared to the first nine-months of fiscal 1997. These increases were due to increased expenses related to commissions to outside sales representatives, travel, advertising, legal, accounting services, and recruiting. As a percentage of net revenues, marketing, selling and general and administrative expenses decreased to 21% and 22%, respectively, for the third quarter and first nine months of fiscal 1998, compared to 24% and 25% of net revenues in the third quarter and first nine months of fiscal 1997. These decreases as a percentage of net revenues reflect higher net revenues in the third quarter and nine-months of fiscal 1998.

The Company's provision for income taxes for the first nine-months of fiscal 1998 are lower than the statutory rate, principally due to the benefit of net operating loss and tax credit carry forwards offset by state taxes and foreign withholding taxes.

In July 1997, the Company announced that it would discontinue its military and commercial hybrid product. This product line accounted for 8.9% and 8.5% of product revenues during the third quarters of 1998 and 1997, respectively. Orders for these discontinued products were accepted through the middle of 1998 with last shipments from the factory extending throughout fiscal 1999. The Company expects higher gross margins from last-buy orders during fiscal 1998. However, the Company does not expect the discontinuance of this product line to have a material impact on the Company's fiscal 1999 results from operations.

Factors Affecting Future Results - Looking forward to the fiscal fourth quarter 1998, management of the Company expects revenues to be impacted by an overall weak demand for analog semiconductor products. Weaker demand for the Company's core products will be partially offset by increases in the Company's optical storage products. In addition, management expects overall margins to decline due to changing product mix, pricing pressures and under-utilization of manufacturing capacity as the Company adjusts production to meet weakened product demands. However, the Company believes the long-term prospects for the business are good, and the Company has invested in manufacturing infrastructure, business software systems and technical talent that will allow the Company to exploit its opportunities.

The Company sells its products to distributors and manufacturers in Asian countries that are currently experiencing an economic recession. The Company experienced a sequential increase in revenues to these countries during the third quarter of fiscal 1998 and Company does not expect that the financial difficulties experienced in Asia will have a material adverse impact on the Company's results of operations in the near term. However, should the financial conditions in this region worsen, become prolonged, or affect other countries where the Company generates significant revenues, there can be no assurance that the Company's results of operations will not be adversely impacted in the future.

The Company utilizes various external foundries for the production of CMOS and bipolar wafers as well as certain process steps in the manufacturing of dielectric isolation wafers. The number of foundries that have the capability to process dielectrically isolated semiconductor wafers is limited. The Company has developed internal capability for a number of these dielectric isolation process steps and has secured an alternate vendor for one key process step. The Company has been informed that the current dielectric isolation foundry will discontinue supplying this technology in the fourth fiscal quarter of 1998. As a result of this information, the Company will convert production, except for one key process step, to its in-house capability during the fourth fiscal quarter of 1998.

To mitigate potential problems during the transition of suppliers, the Company has increased its inventory of processed dielectric isolated wafers. However, there can be no assurance that this manufacturing change can be successfully made in a timely manner or that the increased levels of dielectrically isolated wafers will be sufficient to meet the Company's requirements. Products based on dielectrically isolated wafers represent a majority of the Company's revenues. Significant delays in the transition to the new supply of dielectric isolated wafers or manufacturing problems encountered with either the internal process or the new supplier would have a material adverse effect on the Company's business and results of operations.

The Company is in the process of an extensive production expansion at its primary manufacturing facility in Milpitas, California. The facilities expansion is expected to be completed late in the fourth quarter of fiscal 1998. Manufacturing is scheduled to be phased-in through the first two quarters of fiscal 1999. This will result in a significant increase in fixed and operating expenses, which could reduce gross margins. Specifically, the Company could incur substantial operating costs and depreciation expense relating to the expanded facility before production of substantial volume is achieved. If revenue levels of products manufactured in the expanded facility do not increase sufficiently to offset these additional expense levels, or if the Company is unable to achieve gross margins greater than or comparable to the Company's current products, the Company's future results of operations could be materially adversely impacted. Additionally, the project faces a number of substantial risks including, but not limited to, project termination, delays in construction, cost overruns, equipment delays or shortages, manufacturing start-up or process problems, or difficulties in hiring key managers and technical personnel.

The semiconductor industry is extremely capital intensive. To remain competitive, the Company must continue to invest in advanced manufacturing equipment and process technologies. The Company expects to expend approximately $0.5 million on capital expenditures during the remainder of fiscal 1998. Additionally, the Company anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek debt or equity financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing were not available on terms satisfactory to the Company, its operations would be materially adversely affected.

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

Part of the Company's future bipolar product development strategy includes the development of an alternative form of silicon-on-insulator ("SOI") technology called bonded wafers. The Company currently believes that, if successful, the bonded wafer technology could provide technologically advanced products at a lower cost than the current dielectric isolation complementary bipolar technology. There can be no assurance that bonded wafer technology can be successfully implemented in a timely manner or that it will provide the desired improvements over the Company's current technology. Significant delays or cancellation of the development of the bonded wafer technology and/or manufacturing problems associated with transferring the Company's current product line to this technology would have a material adverse affect on the Company's business and results of operations. In addition, delays or cancellation of the development of this technology could adversely affect the Company's new product development program.

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

Vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation, characterize the semiconductor industry. In recent years, there has been a growing trend of companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company believes its products do not infringe upon any valid patents. However, there can be no assurance that the Company's position in these matters will prevail. There can be no assurance that additional future claims alleging infringement of intellectual property rights will not be asserted against the Company. The intellectual property claims that have been made, or may be asserted against the Company in the future, could require that the Company discontinue the use of certain processes or cease the manufacture, use and sale of infringing products. Additionally, the Company may incur significant litigation costs and damages to develop non-infringing technology. There can be no assurance that the Company would be able to obtain such licenses on acceptable terms or to develop non-infringing technology without a material adverse effect on the Company.

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

The Company initiated a Year 2000 remediation plan during fiscal 1997 to make the Company's primary and ancillary information systems Year 2000 compliant. This plan includes the implementation of manufacturing-execution and financial applications software that is Year 2000 compliant. The new software has been purchased and a majority of the project has already been implemented. The Company expects the implementation will be completed by the end of the fourth quarter of fiscal 1999. However, if the Year 2000 plan is not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

The Company has initiated formal communications with all its significant suppliers and will be working with them to ensure that they are Year 2000 compliant.

The Company's current revenue is generated from products that will not generate any product warranty or product defect liability issues related to the Year 2000 compliance.

The cost of implementing such a plan is being funded by income from operations and capital leases and is not expected to be material to the Company's operating results. The cost of the Year 2000 project and the date on which the Company believes it will complete the Year 2000 modification are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

Liquidity and Capital Resources - Cash and equivalents and short-term investments were $10.9 million at June 30, 1998, a decrease of $5.0 million from September 30, 1997. The decrease is primarily a result of cash outflows from investing activities, including capital expenditures of approximately $5.9 million, and cash outflows from financing activities, including payments on capital leases and other debt, of approximately $0.9 million. These cash outflows were partially offset by cash generated by operations of $5.2 million.

Accounts receivable increased 54.0% from September 30, 1997 to June 30, 1998 while revenues grew by 35.0% during the same period. This increase was due to increased volumes of product shipped during the first nine months of fiscal 1998 combined with an unusually high collection rate during the last quarter of fiscal 1997. Inventories increased 35.0% from September 30, 1997 to June 30,1998. This increase is due to a number of factors including, but not limited to, purchase of additional dielectric isolation processed materials to protect against production interruption as the Company brings the majority of that process in-house, and taking delivery of purchased foundry wafers. Inventory management remains an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Accounts payable and accrued liabilities increased by 53.9% at June 30, 1998 over September 30, 1997. This increase is primarily due to unpaid invoices relating to the Company's expansion of its Milpitas manufacturing facility at June 30, 1998. Deferred revenue increased by 51.6% primarily due to higher deferred revenues on distributor sales.

At June 30, 1998 there was approximately $3.1 million available credit under lease lines. There were outstanding commitments to purchase capital assets and leasehold improvements of approximately $0.3 million at June 30, 1998. The Company expects to expend approximately $0.5 million on capital expenditures during the remainder of fiscal 1998.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

         Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed a Form 8-K on May 29, 1998 covering the changes in Registrant's Certifying Accountant.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANTEC SEMICONDUCTOR, INC.
(Registrant)



Date: August 13, 1998       By: /s/ Ephraim Kwok
                                ----------------
                            Ephraim Kwok
                            Chief Financial Officer (duly authorized officer and
                            principal financial officer)

                                  EXHIBIT INDEX

Exhibit
-------

27.1          Financial Data Schedule