Form 10-K
period 1998-09-27
ELANTEC SEMICONDUCTOR INC
filed 1998-12-08
CIK 949872

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    (Mark One)
        X       Annual Report  Pursuant to Section 13 or 15(d) of the Securities
     -------    Exchange  Act of 1934 for the Fiscal  Year Ended  September  27,
                1998.
                                       OR

     ------- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to ___________.

                        Commission File Number 000-26690
                                               ---------

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

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on October 30, 1998 as reported on the Nasdaq National Market: $25,295,677. This calculation does not include a determination that persons are affiliates for any other purpose.

Number of shares outstanding of the registrant's common stock as of October 30, 1998: 9,198,428

                                  -------------

                       Documents Incorporated By Reference

Items 10, 11, 12 and 13 of Part III incorporate information by reference to portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held January 22, 1999.

================================================================================

                                            ELANTEC SEMICONDUCTOR, INC.
                                                     FORM 10-K
                                   For the Fiscal Year Ended September 30, 1998
                                                 Table of Contents
                                                      PART I
                                                                                                            Page
                                                                                                            ----

Item 1.       Business...........................................................................              3

Item 2.       Properties.........................................................................             13

Item 3.       Legal Proceedings..................................................................             13

Item 4.       Submission of Matters to a Vote of Security Holders................................             13

                                                      PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..............             14

Item 6.       Selected Financial Data............................................................             15

Item 7.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations......................................................................             16

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.........................             22

Item 8.       Financial Statements and Supplementary Data........................................             24

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.........................................................................             25

                                                     PART III

Item 10.      Directors and Executive Officers of the Registrant.................................             26

Item 11.      Executive Compensation.............................................................             26

Item 12.      Security Ownership of Certain Beneficial Owners and Management.....................             26

Item 13.      Certain Relationships and Related Transactions.....................................             26

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................             27

Signatures    ...................................................................................             48

                                     PART I

The following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Business" and in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 1:  BUSINESS

Elantec Semiconductor, Inc. ("Elantec" or the "Company") designs, manufactures and markets high performance analog integrated circuits primarily for the video/multimedia, data processing, instrumentation and communications markets. The Company targets high growth commercial markets in which advances in digital technology are driving increasing demand for high speed, high precision and low power consumption analog circuits. Electronic systems manufacturers in these markets typically have requirements for analog circuits with particular precision, linearity, speed, power and signal amplification capabilities. The Company addresses these requirements with standard products that serve several markets or application specific standard products ("ASSPs") designed for specific markets and applications. By offering both standard products and ASSPs, the Company seeks to broaden its customer base with standard products and to expand product sales to new and existing customers with ASSPs that meet their specific requirements. The Company offers approximately 150 high performance analog products, such as amplifiers, drivers, faders, transceivers and multiplexers, most of which are available in multiple packaging configurations. The Company's products are manufactured at the Company's internal manufacturing facility in Milpitas, California as well as third party wafer foundries.

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

The following table sets forth examples of typical applications of the Company's products in each of the four target commercial markets and a representative application:

    ------------------------------- ----------------------------------------
                Market                       Typical Applications
    =============================== ========================================
    Video/Multimedia                Overhead Displays
                                    Set Top Converters
                                    Special Effects Generators
                                    Switchers/Routers
                                    Video Cameras
                                    Video Distribution Networks
                                    Video Signal Processing
                                    Workstations
    ------------------------------- ----------------------------------------
    Data Processing                 Copiers
                                    Document Scanners
                                    Optical Storage
                                    Personal Computers
                                    Power Supplies
    ------------------------------- ----------------------------------------
    Instrumentation                 Analyzers
                                    Automatic Testers
                                    Measuring Instruments
                                    Medical Instrumentation
    ------------------------------- ----------------------------------------
    Communications                  ADSL Transceivers
                                    HDSL Transceivers
                                    Video Teleconferencing
    ------------------------------- ----------------------------------------

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

Data Processing. The growth of data processing, particularly in personal computers, has been driven by advances in digital technology, which have in turn created new applications for analog functions. In this market, the Company's products include amplifiers for document scanners, copiers and power management circuits targeted for new generations of microprocessors that operate at low voltages. An emerging area targeted by the Company is the optical storage market. The Company is currently providing products that control the laser diode driver for optical disk drives and products for CD read/write and DVD read/write applications.

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

Military. The Company has historically offered products for a variety of military applications and continues to offer certain products to meet the needs of customers of these products. However, on July 1, 1997 the Company announced that it would discontinue its military hybrid products. This product line accounted for 8.4% and 7.9% of product revenues in 1998 and 1997, respectively. Orders for these discontinued products were accepted through the middle of 1998 with last shipments from the factory extending throughout fiscal 1999. The Company expects higher gross margins from last-buy orders during fiscal 1999. However, the Company does not expect the discontinuance of this product line to have a material impact on the Company's fiscal 1999 results from operations.

Automotive. In February 1993, the Company entered into an exclusive agreement with Aisin Seiki Co., Ltd. ("Aisin"), a manufacturer of automotive parts in Japan and a member of the Toyota group of companies. Under the terms of the agreement, Elantec licensed to Aisin certain proprietary Elantec technology to design and manufacture analog integrated circuits for the automotive market. In return, the Company received technology license fees and royalty payments upon the sale of products derived therefrom. The agreement terminated in February 1998 and provided for payments to Elantec totaling $7.0 million. Payments were received ratably during fiscal 1993-1998 and as of September 30, 1998, all revenues under agreement had been received. The Company did not renew the license agreement and no manufacturing relationship with Aisin currently exists.

Products

The Company offers approximately 150 high performance analog products, most of which are available in multiple packaging configurations.

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

Application Specific Standard Products. For the video/multimedia market the Company offers a variety of ASSPs that can be used as standard building blocks to provide solutions to the video system designer for many common video circuit designs. Sync separators are timing circuits that control the position and stability of the video image on a video display. D.C. restoration circuits restore to the correct voltage level a video signal that has been amplified and processed in order to ensure accurate transfer of video information. Video multiplexers allow multiple video inputs to be connected to a single output in a selected manner. Faders combine separate signals in different ratios for special effects such as the fading of one video image into another. Power management circuits convert supply voltages from 5 volts to a lower voltage required by modern microprocessors. Laser diode drivers control the performance of the laser diode used in the read/write mode in optical storage pick-up heads. In the instrumentation market, pin drivers and receivers are used in automatic test equipment to generate and detect electrical signals to test electronic components. In the communications market, transceivers are used to transmit and receive high speed analog signals containing encoded digital information over twisted pair telephone lines.

Sales and Distribution

The Company sells its products both directly to customers, with the assistance of independent sales representatives, and indirectly through independent distributors. The Company's direct sales force consists of sales managers and field application engineers who support customers, sales representatives and distributors in each major geographic market. The sales staff and field application engineers are located at the Company's Milpitas, California headquarters and in field sales offices in Massachusetts, England and Japan.

In North America, the Company sells its products through 21 independent sales representative organizations having a total of more than 38 offices and five distributors having a total of more than 90 locations. These distributors are entitled to price rebates on unsold inventory if the Company lowers the prices of its products. In addition, on a semi-annual basis, these distributors are permitted to return for credit against purchases of an equivalent dollar value of products up to 5% of their total product purchases during the most recent six-month period.

In fiscal 1998 and 1997, sales to Insight Electronics, Inc. represented approximately 11% and 12% of the Company's net revenues, respectively. In fiscal 1996, no single domestic representative or distributor accounted for sales in excess of 10% of the Company's net revenues. See Note 1 of Notes to Consolidated Financial Statements.

Outside North America, the Company sells its products through a network of international distributors. Such international sales represented approximately 53%, 54% and 48% of the Company's net product revenues, excluding Aisin contract revenues, in fiscal 1998, 1997, and 1996, respectively.

Sales to Microtek International, Inc. in Japan represented approximately 23%, 14% and 15% of net product revenues in fiscal 1998, 1997 and 1996, respectively. See Note 1 of Notes to Consolidated Financial Statements.

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

Backlog

At September 30, 1998, the Company's product backlog was approximately $12.9 million, compared to $12.7 million at September 30, 1997. The Company includes all orders scheduled for delivery within six months in backlog. The Company's business, and to a large extent the entire semiconductor industry, is characterized by short-term orders and shipment schedules. These orders can generally be cancelled or rescheduled without significant penalty to the customers. As a result, the quantities of the Company's products to be delivered and their delivery schedules are frequently revised by customers to reflect changes in their needs. Since backlog can be cancelled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenues.

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

Complementary Bipolar Technology. The Company uses complementary bipolar technologies primarily for high speed applications such as video amplifiers and video ASSPs. Complementary bipolar technology uses two different types of transistors (referred to as "pnp" and "npn") to process high speed analog signals efficiently in either positive or negative polarity, which substantially simplifies the design process by allowing symmetrical design architectures, permits improved speed and requires less power. For high speed, high voltage applications, Elantec uses dielectric isolation complementary bipolar technology. For low voltage, high speed applications such as certain amplifiers and video ASSPs, the Company uses junction isolation complementary bipolar technologies provided by an outside foundry.

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

Manufacturing

The Company manufactures semiconductor wafers for its dielectric isolation complementary bipolar products in its own facility to optimize the performance of these products and maintain a high degree of manufacturing control. The Company's manufacturing facilities in Milpitas, California include a four-inch wafer fabrication facility and a 7,840 square foot clean room. The Company broadens its manufacturing capabilities by using third-party foundries to produce junction isolation bipolar wafers and CMOS wafers. The use of third-party foundries enables the Company to focus on its design strengths and minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of obsolescence.

Sales of dieletric isolation products represented approximately 47% of the Company's net product revenues in fiscal 1998 and 67% in 1997. The process for manufacturing dielectrically isolated integrated circuits is more complex than processes for junction isolation bipolar manufacturing, and the number of foundries that have the capability to produce dielectrically isolated semiconductor wafers is limited. The Company was informed that the current dielectric isolation foundry would discontinue supplying this technology in the fourth fiscal quarter of 1998. As a result of this information, the Company converted production to its in-house capability during the fourth fiscal quarter of 1998 and secured a supplier for one key process step.

The Company uses different third-party foundries to supply semiconductor wafers for its complementary bipolar and its CMOS products. Sales of these products collectively represented approximately 44% and 23% of the Company's net product revenues in fiscal 1998 and fiscal 1997, respectively. Because of delays in developing bonded wafer technology, the Company is planning to increase the percentage of products built by third party foundries and is strengthening long-term manufacturing contracts to facilitate this strategy. The Company believes that it has had good long-term relationships with its foundries. However, any interruption in the supply of wafers from the Company's foundries would have a negative impact on the Company's business and results of operations until an alternate source could be established. Although the Company believes that it could develop alternative sources of supply, there can be no assurance that the Company could do so in a timely manner to prevent such a material adverse impact.

The Company's commercial products are assembled by a variety of subcontractors in Asia. These subcontractors may be subject to adverse political and economic conditions, capacity, yield and quality problems or have difficulty obtaining critical raw materials, which could result in disruptions in the supply of assembled products. Any delay or disruption in the supply of assembled products, whether by reason of manufacturing or assembly delays or other problems, might result in the loss of customers, limitations or reductions in the Company's revenue or other material adverse effects on the Company's business and results of operations.

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

As part of its future bipolar product development strategy, the Company is developing a form of silicon on insulator (SOI) technology called bonded wafers. Bonded wafer technology uses two flat oxidized silicon wafers that are thermally bonded to one another, after which one wafer is precisely ground and polished to form a thin silicon layer supported by the insulating oxide and the remaining silicon wafer. This thin silicon layer is suitable for making individual elements of the semiconductor circuits that are electrically isolated from each other by insulating oxide to provide performance characteristics superior to those achievable with other technologies such as dielectric isolation and junction isolation. The Company believes that, if successful, the bonded wafer technology could provide many of the same benefits as dielectric isolation but with lower wafer cost and improved performance due to higher speed and smaller device size. This technology could provide the Company with the capability to provide products with higher levels of integration and performance to the Company's target markets. However, there can be no assurance that the development of the bonded wafer technology can be successfully accomplished in a timely manner or that it will provide the desired improvements over the Company's current technology or that the bonded wafer technology being developed by the Company will not be supplanted by alternative new technologies. Significant delays or cancellation of the development of the bonded wafer technology or manufacturing problems associated with transferring the Company's current product line to this technology would have a material adverse effect on the Company's business and results of operations.

In fiscal 1998, 1997 and 1996, the Company spent $7.2 million, $6.2 million and $6.4 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

Patents and Licenses

The Company seeks to protect its proprietary technology through patents and trade secret protection. Currently, the Company holds 35 United States patents and four foreign patents, expiring on various dates between the years 2005 and 2015 and has additional pending United States patent applications, although there can be no assurance that any patents will result from these applications. While the Company intends to continue to seek patent coverage for its products and manufacturing technology where appropriate, the Company believes that its success depends more heavily on the technical expertise and innovative abilities of its personnel than on its patent position. Accordingly, the Company also relies on trade secrets and confidential technological know-how in the conduct of its business. There can be no assurance that the Company's patents or applicable trade secret laws provide adequate protection for the Company's technology against competitors who may develop or patent similar technology or reverse engineer the Company's products. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. There can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or technologies. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance that licenses will be available with reasonable commercial terms, or at all, with respect to disputed third-party technology. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology at a reasonable cost, the Company's business and results of operations would be materially and adversely affected.

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

The Company believes that its ability to compete successfully depends on a number of factors, including the breadth of its product line, the ability to develop and introduce new products rapidly, product innovation, product quality and reliability, product performance, price, technical service and support, adequacy of manufacturing, the ability to introduce new process technologies, capacity and sources of raw materials, efficiency of production, delivery capabilities and protection of the Company's products by intellectual property laws. The Company believes that product innovation, quality, reliability, performance and the ability to introduce products and process technologies rapidly are more important competitive factors than price in its target markets because the Company competes primarily at the stage when system manufacturers design analog products into their systems. At the design-in stage, there is less price competition, particularly where there is only one source of an application specific product. The Company believes that, by virtue of its analog expertise and rigorous design methodology, it competes favorably in the areas of rapid product introduction, product innovation, quality, reliability and performance, but it may be at a disadvantage in comparison to larger companies with broader product lines, greater technical and financial resources and greater service and support capabilities. There can be no assurance that the Company will be able to compete successfully in the future.

Employees

At September 30, 1998, the Company had 182 full time employees. The Company believes that its future success will depend, in part, on its ability to attract and retain qualified technical and manufacturing personnel. This is particularly important in the areas of product design and development, where competition for skilled personnel, particularly those with analog experience, is intense. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

In November 1998, David O'Brien, the Company's President and Chief Executive Officer resigned from the Company. The Company is currently searching for a replacement. However there can be no assurance that a qualified candidate will be hired in the near future. James V. Diller, Director and Chairman of the Board, is acting as President and Chief Executive Officer in the interim.

Executive Officers and Directors of the Company

The executive officers and directors of the Company are as follows:

        Name                            Age    Positions
        ----                            ---    ---------

        James V. Diller (1)             63     Chairman of the Board, acting
                                               President and Chief Executive
                                               Officer

        Ephraim  Kwok                   44     Vice President of Finance &
                                               Administration and Chief
                                               Financial Officer

        Richard E. Corbin               63     Vice President of Technology

        Ralph S. Granchelli, Jr.        43     Vice President of Marketing

        Chuck K. Chan (2)               48     Director

        B. Yeshwant Kamath (2)          50     Director

        Alan V. King (1)                63     Director

----------------

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

James V. Diller has been acting President and Chief Executive Officer since November 1998 and Chairman of the Board since 1997. Mr. Diller was previously a Director of the Company since 1986. Mr. Diller was a Founder of PMC-Sierra, Inc., a communications semiconductor company, was its President and Chief Executive Officer from 1983 to 1997 and is currently its Chairman of the Board. Mr. Diller holds a B.S. degree in physics from the University of Rhode Island.

Ephraim Kwok joined Elantec in January 1998 as Vice President of Finance & Administration and Chief Financial Officer. From June 1996 through December 1997, Mr. Kwok served as Vice President of Finance & Administration and Chief Financial Officer of Ascent Logic Corporation. From September 1989 through June 1996, Mr. Kwok served as Chief Operating Officer and Chief Financial Officer of KMOS Semiconductor. Mr. Kwok holds a B.S. degree from the University of California, Davis and a M.B.A. degree from the University of California, Berkeley.

Richard E. Corbin has served as Vice President of Technology since June 1997 and previously served as Vice President of Bipolar Design Engineering from September 1992 to May 1997. From October 1987 to August 1992, he served as the Company's Vice President of Operations. From 1981 to 1987, Mr. Corbin was employed at Precision Monolithics, in a variety of management positions, including Director of CMOS Operations and Vice President of New Product Development. From 1976 to 1980, Mr. Corbin held various positions at Fairchild Semiconductor including Division Operations Manager of CMOS. Mr. Corbin holds a B.S. degree in mathematics and physics from Arizona State University.

Ralph S. Granchelli, Jr. has served as Vice President of Marketing since September 1994 and previously served as Vice President of Marketing and Sales of the Company from November 1990 to August 1994. From 1985 to October 1990 he served as the Company's Vice President of Sales. From 1983 to 1985, Mr.
Granchelli was National Sales Manager of Teledyne Semiconductor, Inc., a division of Teledyne Industries, Inc. Previously, Mr. Granchelli held senior sales positions with Micro Power Systems, Inc., an analog semiconductor company, and the Advanced Analog Division of Intech, Inc., an analog hybrid semiconductor company, and an engineering position at Teledyne Philbrick, a division of Teledyne Industries, Inc. Mr. Granchelli holds an A.S. degree in Electronics Engineering from Wentworth Institute of Technology and attended the University of Massachusetts, Amherst from 1976 to 1979, where he studied electrical engineering and marketing.

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

Alan V. King was appointed a Director of the Company in December 1997. Mr. King has been Chairman of the Board and Chief Executive Officer of Volterra Semiconductor Corporation, a start-up company developing battery management integrated circuits, since September 1996. Mr. King has also been a Director of Smartflex Systems, Inc., a turnkey contract assembler, since October 1993 and Information Storage Devices, Inc., a specialty semiconductor company, since May 1997. Mr. King was President and Chief Executive Officer of Silicon Systems, Inc., a semiconductor company, from September 1991 to November 1994 and was President and Chief Executive Officer of Precision Monolithics, Inc., a semiconductor company, from September 1987 to September 1991, and from September 1986 to September 1987 he was its Executive Vice President. Mr. King holds a BS degree in ceramic engineering from the University of Washington.

Each director holds office until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal. Each officer was chosen by the Board of Directors and serves at the pleasure of the Board of Directors until his successor is appointed or until his earlier resignation or removal.

ITEM 2:  PROPERTIES

The Company leases approximately 39,000 square feet of space located in Milpitas, California for its manufacturing and engineering functions pursuant to a lease that expires on June 30, 2005. In addition, the Company has a seven year lease expiring on October 1, 2003 for a total of approximately 24,000 square feet of space located adjacent to the Milpitas manufacturing facility for administrative functions. The Company also leases approximately 1,331 square feet of space for its sales offices in Boston, Massachusetts, approximately 1,112 square feet for its sales office in Wokingham, England, approximately 1,457 square feet for its technical center in Yokohama, Japan, and approximately 4,137 square feet of warehouse space in Milpitas, California. The Company believes that its current facilities are adequate to meet its current requirements for the near term. See Notes to Consolidated Financial Statements.

ITEM 3:  LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings arising in the ordinary course of its business. These actions include patent liability and warranty of merchantability issues. While it is not feasible to predict or determine the outcome of these maters, the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock

Elantec's  Common Stock has been traded on the Nasdaq  National Market under the
Nasdaq symbol "ELNT" since the Company's  initial public offering on October 11,
1995. The high and low closing sales prices  indicated  below are as reported on the Nasdaq National Market.  As of September 30, 1998, there were  approximately
240  stockholders  of record,  and the Company  believes  there are in excess of
3,400 beneficial stockholders of its Common Stock.
                               Common Stock Prices
         ------------------------------------------------------ --------------- ---------------
                                                                     HIGH            LOW
                                                                --------------- ---------------
         Quarter ended September 30, 1998                        $     5.750     $     3.000
         Quarter ended June 30, 1998                             $    10.750     $     5.000
         Quarter ended March 31, 1998                            $     9.750     $     5.375
         Quarter ended December 31, 1997                         $     7.875     $     5.250

         Quarter ended September 30, 1997                        $     7.250     $     4.000
         Quarter ended June 30, 1997                             $     4.625     $     3.125
         Quarter ended March 31, 1997                            $     6.125     $     3.125
         Quarter ended December 31, 1996                         $     7.000     $     4.750

         Quarter ended September 30,1996                         $     9.125     $     5.500
         Quarter ended June 30,1996                              $    13.250     $     6.750
         Quarter ended March 31,1996                             $    10.250     $     7.125
         Quarter ended December 31,1995 (Starting on 10/11/95)   $    11.875     $     7.000

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
                                                                          September 30 (1)
                                                             1998      1997      1996      1995      1994
                                                            -------   -------   -------   -------   -------
                                                                 (in thousands, except per share data)
Statement of Income Data:
     Net revenues                                           $46,210   $35,388   $36,806   $26,884   $22,937
     Gross profit                                            21,379    15,277    18,798    13,928    10,819
     Income from operations                                   4,261       177     4,300     2,887     1,859
     Income before taxes                                      4,522       647     4,761     2,951     1,568
     Net income (3)                                         $ 7,205   $   566   $ 4,389   $ 2,713   $ 1,125
     Net income per basic share (2)                         $  0.79   $  0.06   $  0.52   $  1.46   $  0.63
     Net income per diluted share (2)                       $  0.75   $  0.06   $  0.47   $  0.34   $  0.15
     Number of shares used in computing diluted per
        share amounts (2)                                     9,636     9,323     9,332     7,874     7,736

                                                                          September 30, (1)
                                                              1998     1997      1996      1995     1994
                                                            -------   -------   -------   -------   -------
                                                                           (in thousands)
Balance Sheet Data:
     Working capital                                        $16,786   $18,287   $17,638   $ 6,854   $ 6,018
     Total assets                                            47,544    37,091    35,246    20,910    14,919
     Long-term debt and capital lease
     obligations                                              4,354     3,336     1,566     1,313       517
     Total stockholders' equity                              32,277    24,803    24,074    11,142     8,318

-----------------

(1) The Company's fiscal periods end on the Sunday closest to the end of the calendar period. For ease of presentation, each fiscal period has been presented as though it ended on the final day of the calendar period.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share.

(3) During the fourth fiscal quarter of 1998, the Company reversed its valuation allowance for certain deferred tax assets in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." This resulted in a non-recurring income tax benefit for fiscal 1998 of $3,930, 000 or $0.32 per diluted share.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business".

Results of Operations

The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.

                                                                           September 30,
                                                                   1998         1997        1996
                                                                ------------ ----------- -----------
          Net revenues                                             100.0%      100.0%      100.0%
          Gross profit                                              46.3        43.2        51.1
          Operating expenses:
               Research and development                             15.6        17.6        17.4
               Marketing, sales, general and administrative         21.4        25.1        22.0
          Income from operations                                     9.2         0.5        11.7
          Income before income taxes                                 9.8         1.8        12.9
          Net income                                                15.6         1.6        11.9

Net Revenues. Net revenues were $46.2 million in fiscal 1998, an increase of 31% over net revenues of $35.4 million in fiscal 1997. The increase in net revenues was due to an increase in unit shipments, while the average selling price for the Company's products remained relatively constant during the year. The Company experienced strong revenue growth in each of its major end markets and particularly in the data processing area which represented 20% of net revenues, up from approximately 14% of net revenues in fiscal 1997. Geographically, the Company experienced broad revenue growth with U.S. revenues up 38% and international revenues up 25% over fiscal 1997.

International revenues represented 53% of net revenues, down slightly from 56% of net revenues in fiscal 1997. Revenues from Japan and other Pacific Rim countries increased 25% over fiscal 1997 despite the economic and financial difficulties experienced by Japan and other countries in this region. However, as discussed more fully under "Factors Affecting Future Operating Results" below, in late fiscal 1998 the Company's incoming order rate began to slow, reflecting lower end-customer demand. The Company currently anticipates that continued lower product demand will cause fiscal 1999 to begin with lower unit volume and revenues than the fourth quarter of fiscal 1998.

Domestic revenues represented 47% of net revenues, an increase from 44% of net revenues in fiscal 1997, primarily due to strong domestic shipments during the last two quarters of fiscal 1998.

Net revenues of $35.4 million in fiscal 1997 were down 3.9% as compared to net revenues of $36.8 million in fiscal 1996. Increase in unit volumes primarily in the video/multimedia, communications and data processing markets were more than offset by a 14.4% decrease in average selling prices. Net revenues in fiscal 1996 reflected a period of significant revenue growth that began to decelerate for the Company and much of the semiconductor industry during the fourth quarter of fiscal 1996. Excess inventory levels in end customer channels entering fiscal 1997 lead to generally flat quarterly sequential revenue growth until the second half of the fiscal year when end customer channel inventory levels declined.

International revenues represented 56% and 52% of net revenues in fiscal 1997 and 1996, respectively. International revenues increased in fiscal 1997 due primarily to increased revenues from Japan and other Pacific Rim countries. This increase was also partially due to a slight increase in revenues from the European market.

In July 1997, the Company announced that it would discontinue its military and commercial hybrid product. This product line accounted for 8.6%, 7.9% and 8.9% of product revenues in fiscal 1998, 1997 and 1996, respectively. Orders for these discontinued products were accepted through the middle of 1998 and last shipments from the factory will extend throughout fiscal 1999. The Company expects higher gross margins from last-buy orders during fiscal 1999. However, the Company does not expect the discontinuance of this product line to have a material impact on the Company's fiscal 1999 results from operations.

Gross Margin. Gross margin was $21.4 million or 46.3% of net revenues in fiscal 1998. The increase in gross margin as a percentage of revenues, as compared to 43.2% in fiscal 1997, was due primarily to the absorption of fixed costs over a larger revenue base and improved manufacturing yields and pricing at third-party foundries. This was partially offset by higher unfavorable overhead variances relating to internal production as product mix shifted towards products manufactured by third party foundries during the second half of fiscal 1998, and increased provisions for inventory excess and obsolescence. However, as discussed more fully under "Factors Affecting Future Operating Results" below, the Company expects to complete an extensive production expansion at its primary manufacturing facility during the second fiscal quarter of 1999. This expansion is expected to significantly increase manufacturing expenses, which could reduce gross margins. While the Company is working on programs to continue to improve manufacturing efficiencies, there can be no assurance that the Company will not encounter difficulties due to delays with technology introduction, over capacity caused by expanding the Company's Milpitas wafer fabrication facility, changes in product mix, unfavorable manufacturing yields or other manufacturing difficulties in the future. Gross margin may continue to fluctuate from quarter to quarter.

Gross margin as a percentage of revenues of 43.2% in fiscal 1997 fell from 51.1% of net revenues in fiscal 1996. The decrease in gross margin from fiscal 1996 to 1997 resulted from continued reductions in average selling prices combined with increasingly unfavorable manufacturing yield and overhead variances and increased provisions for excess and obsolete inventory.

Research and Development Expenses. Research and development (R&D) expenses were $7.2 million, $6.2 million and $6.4 million in fiscal 1998, 1997 and 1996 or 15.6%, 17.6% and 17.4% of net revenues, respectively. The increase in R&D expenses in fiscal 1998 as compared to 1997 was due primarily to an increase in staffing, particularly design engineering personnel and higher spending for test and prototype. The decrease in R&D expenses in fiscal 1997 over 1996 was due to lower spending on prototype materials, consulting services and contract services.

Marketing, Sales, General and Administrative Expenses. Marketing, sales, general and administrative (SG&A) expenses were $9.9 million, $8.9 million and $8.1 million or 21.4%, 25.1% and 22.0% of net revenues in fiscal 1998, 1997 and 1996, respectively. The increase in SG&A expenses in fiscal 1998 over 1997 was due primarily to an increase in staffing and related payroll and benefit costs, increased legal expenses and higher consulting costs. As a percentage of net sales, SG&A decreased in fiscal 1998 as such costs increased at a lower rate than net revenue growth. The increase in SG&A expenses in fiscal 1997 as compared to 1996 was due primarily to added costs related to the Company's new administrative offices.

Interest and Other Income. Interest and other income was $0.7 million, $0.8 million and $0.7 million in 1998, 1997 and 1996, respectively. The decrease from fiscal 1997 to 1998 was due to lower cash equivalents and short-term investments resulting primarily from cash disbursed and lease payments made in conjunction with the Company's fabrication facility expansion. The increase in interest income from fiscal 1996 to 1997 resulted from investing proceeds from the Company's initial public offering in October 1995 in cash equivalents and short-term investments.

Provision for Taxes on Income. Results for the fourth fiscal quarter of 1998 included a $3.1 million favorable tax adjustment resulting primarily from the reversal of the Company's valuation allowance for certain deferred tax assets at September 30, 1998. This accounting adjustment was made in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." Provisions for taxes on income for fiscal 1997 and 1996 were lower than the statutory rate principally due to the benefit of net operating loss carryforwards offset by alternative minimum taxes, state taxes and foreign withholding taxes. See Note 6 of Notes to Consolidated Financial Statements.

Net Income. Net income was $7.2 million, $0.6 million and $4.4 million in 1998, 1997 and 1996, respectively, due to the factors described above.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in the Annual Report, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors as, among others, delays in new product and process technology announcements and product introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under-utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation and other factors described below.

The Company achieved record revenues and earnings in fiscal 1998. However, during the fourth quarter demand weakened for the Company's products resulting in a decrease in the Company's order backlog as compared with the third quarter of fiscal 1998. The lower order activity appears to be industry-wide and has resulted from several factors including prolonged weakness in the Asian markets. Looking forward to the fiscal first quarter 1999, management expects revenues to be impacted by an overall weak demand for analog semiconductor products. The Company believes weaker demand for the Company's core products will be partially offset by increases in the Company's optical storage products. In addition, management expects overall margins to decline due to changing product mix, pricing pressures and under-utilization of manufacturing capacity as the Company adjusts production to meet weakened product demands.

During the first fiscal quarter of 1999, prior to the filing of this report, the Company was notified that one of its suppliers of CMOS wafers located in San Jose, California was abruptly closed. Management is moving quickly to secure an alternative manufacturing source and is confident that it will be able to transition affected CMOS products to another foundry quickly. However, in the event that the transition takes longer than anticipated, the Company's revenue could be negatively impacted by as much as $1.0 million per quarter for the second and third quarters of fiscal 1999.

In November 1998, David O'Brien, the Company's President and Chief Executive Officer resigned from the Company. The Company is currently searching for a replacement. However there can be no assurance that a qualified candidate will be hired in the near future. James V. Diller, Director and Chairman of the Board, is acting as President and Chief Executive Officer in the interim.

The Company sells its products to distributors and manufacturers in Asian countries that are currently experiencing an economic recession. Additionally, 23% of 1998 net revenues were to Microtek International, Inc. in Japan. See Note 1 of Notes to Consolidated Financial Statements. The Company experienced a slight decrease in revenues from these countries during the fourth quarter of fiscal 1998, but the Company does not expect that the financial difficulties experienced in Asia will have a material adverse impact on the Company's results of operations in the near term. However, should the financial conditions in this region worsen, become prolonged, or affect other countries where the Company generates significant revenues, there can be no assurance that the Company's results of operations will not be adversely impacted in the future.

The Company utilizes various external foundries for the production of CMOS and bipolar wafers as well as certain process steps in the manufacturing of dielectric isolation wafers. The number of foundries that have the capability to process dielectrically isolated semiconductor wafers is limited. The Company has developed internal capability for a number of these dielectric isolation process steps and has secured an alternate vendor for one key process step. The Company was informed that the current dielectric isolation foundry would discontinue supplying this technology in the fourth fiscal quarter of 1998. The Company converted production of most process steps and secured a vendor for an additional key process step during the fiscal fourth quarter of 1998.

To mitigate potential problems during the transition, the company increased its inventory of processed DI wafers during the second half of fiscal 1998. However, there can be no assurance that this manufacturing change can be successfully made in a timely manner or that the increased levels of dielectrically isolated wafers will be sufficient to meet the Company's requirements. Significant delays in the transition to the new supply of dielectric isolated wafers or manufacturing problems encountered with either the internal process or the new supplier would have a material adverse effect on the Company's business and results of operations.

In early fiscal 1999, due to significant over-capacity caused by continuing decreased demand in the semiconductor industry and changes in product mix towards products manufactured by third party foundries, the Company evaluated its long-term manufacturing and process technology strategies. Based on this evaluation, the Company concluded that projected production volumes and related cash flows from the fabrication facility are not sufficient to recover its carrying value. Consequently, the Company announced it will write-down the carrying value related to its wafer fabrication facility located in Milpitas, California in accordance with Statement of Financial Accounting Standards ("FAS") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FAS 121 adjustments, in conjunction with other non-recurring charges related to restructuring initiatives aimed at improving profitability, will result in a non-recurring charge estimated at between $13 to $15 million (on a pretax basis) in the first quarter of fiscal 1999.

The semiconductor industry is extremely capital intensive. To remain competitive, the Company may have to continue investing in advanced manufacturing equipment and process technologies. While the Company does not expect capital expenditures to be material during the fiscal 1999, the Company anticipates significant continuing capital expenditures during the following several years. There can be no assurance that the Company will not be required to seek debt or equity financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing were not available on terms satisfactory to the Company, its operations would be materially adversely affected.

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

During the fourth fiscal quarter of 1998, the Company reversed its valuation allowance for certain deferred tax assets in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." This resulted in a non-recurring income tax benefit for fiscal 1998 of $3.93 million or $0.32 per diluted share. The Company expects the effective tax rate to range from 36% to 39% for fiscal 1999.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions which have resulted in significant and often protracted and expensive litigation. In recent years, there has been a growing trend of companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company believes its products do not infringe upon any valid patents. However, there can be no assurance that the Company's position in these matters will prevail. There can be no assurance that additional future claims alleging infringement of intellectual property rights will not be asserted against the Company. The intellectual property claims that have been made, or may be asserted against the Company in the future, could require that the Company discontinue the use of certain processes or cease the manufacture, use and sale of infringing products. Additionally, the Company may incur significant litigation costs and damages to develop noninfringing technology. There can be no assurance that the Company would be able to obtain such licenses on acceptable terms or to develop noninfringing technology without a material adverse effect on the Company.

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

Past  performance  of  the  Company  may  not  be a  good  indicator  of  future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical markets, periodic oversupply, occasional shortages of materials, capacity constraints, variation in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability.

Year 2000 Readiness

The Company utilizes numerous software programs throughout its operations that include dates and make date-sensitive calculations based on two-digit fields that are assumed to begin with the year 1900. Software programs written based on this assumption are vulnerable, as the year 2000 approaches, to miscalculations and other operational errors that may be significant to their overall effectiveness. In addition, the Company relies upon products and information from critical suppliers, large customers and other outside parties, in the normal course of business, whose software programs are also subject to the same problem. Should miscalculations or other operational errors occur as a result of the year 2000 issue, the Company or the parties on which it depends may be unable to produce reliable information or process routine transactions. Furthermore, in the worse case, the Company or the parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities, which include but are not limited to, manufacturing and shipping products, invoicing customers and paying vendors.

The Company initiated a year 2000 remediation plan during fiscal 1997 to make the Company's primary and ancillary information systems year 2000 compliant. This plan included the implementation of Year 2000 compliant financial application and manufacturing-execution software. The new financial applications software has been implemented and the Company is in the process of installing a manufacturing-execution software upgrade. Based on current information, the Company believes that its internal computer systems will be year 2000 compliant and that the risk of major disruption from these systems due to year 2000 issues is minimal.

The Company's current revenue is generated from products that will not generate any product warranty or product defect liability issues related to the year 2000 compliance. However, the Company could be negatively affected to the extent its major suppliers, vendors and customers have not successfully addressed year 2000 issues and the Company has initiated formal communications with all its significant suppliers, vendors and customers to assess this exposure.

The cost of implementing such a plan is being funded by income from operations and capital leases has not been and is not expected to be material to the Company's operating results. The cost to address and remedy the Company's remaining year 2000 issues is estimated to be $0.3 million in fiscal 1999. The cost of the year 2000 project and the date on which the Company believes it will complete the year 2000 modification are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash and short-term investments of $9.5 million at September 30, 1998. At September 30, 1998, the Company also had a non-revolving lease line of credit for up to $6.5 million which can be utilized for up to 100% of the value of financed equipment. Amounts drawn under this line represent five-year capital leases. The non-revolving lease line of credit expires February 28, 1999. At September 30, 1998, $4.1 million was outstanding, and approximately $2.4 million remained available under the line. See Note 3 of Notes to Consolidated Financial Statements.

The Company believes that its existing cash and cash equivalents, its current lease line of credit and cash from operations will be sufficient to support its operating and capital needs for at least the next twelve months. Any major change in the nature of the Company's business, such as the acquisition of products, the design of products not currently under development or the need for significant unplanned capital expenditures, could change the Company's capital requirements. To the extent the Company requires additional cash, there can be no assurance that the Company will be able to obtain such financing on terms favorable to the Company, or at all.

Cash and equivalents at September 30, 1998 decreased by $4.0 million or 41% from September 30, 1997. Net cash provided by operations was $4.7 million during fiscal 1998. Investing activities used $7.4 million primarily due to the acquisition of $9.8 million in property and equipment (net of proceeds from disposition of property and equipment and capital lease financing) which was partially offset by net sales of short-term investments of $2.4 million. Financing activities used $1.3 million primarily for payments on long-term debt of $0.7 million and payments on capital lease financing of $0.9 million which was partially offset by proceeds from exercise of employee stock options of $0.3 million.


ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Except for the historical information contained herein, the following discussion contains forward- looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Factors Affecting Future Results". The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 1998, the fair value of the approximately $3.7 million portfolio would decline by an immaterial amount. The Company presently intends to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden short-term change in market interest rates on its securities portfolio.

At September 30, 1998, the Company had approximately $5.8 million of outstanding obligations under capital lease arrangements and long-term debt. If short-term interest rates were to increase 10 percent, the increased lease payments associated with these arrangements would not have a material impact on the Company's net income or cash flows as these borrowings do not carry variable interest rates. The Company does not hedge any interest rate exposures.

Foreign Currency Exchange Risk. Yen is the functional currency of the Company's subsidiary in Japan. The Company does not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, the company does maintain cash balances denominated in Yen. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at September 30, 1998, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              The  following  Financial  Statements  are  filed  as part of this Report.
                                                                                                     Page No.

              Report of Deloitte & Touche LLP, Independent Auditors..............................       29

              Report of Ernst & Young LLP, Independent Auditors..................................       30

              Consolidated Balance Sheets as of September 30, 1998 and 1997......................       31

              Consolidated Statements of Income for each of the three fiscal years
              in the period ended September 30, 1998.............................................       32

              Consolidated Statements of Stockholders' Equity for each of the three
              fiscal years in the period ended September 30, 1998................................       33

              Consolidated Statements of Cash Flows for each of the three fiscal
              years in the period ended September 30, 1998.......................................       34

              Notes to Consolidated Financial Statements.........................................       35

2.            INDEX TO SUPPLEMENTAL FINANCIAL INFORMATION

              Unaudited Interim Financial Information............................................       46

3.            INDEX TO FINANCIAL STATEMENT SCHEDULE

              The following financial statement schedule of Elantec  Semiconductor,  Inc. for the years ended  September 30, 1998,  1997 and 1996 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Elantec
              Semiconductor, Inc.

                  Schedule II - Valuation and Qualifying Accounts for each of the
                  three fiscal years in the period ended September 30, 1998......................       47

              Schedules  other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 29, 1998, the Board of Directors of the Company approved the dismissal of the Company's independent accountants, Ernst & Young LLP, and the appointment of Deloitte & Touche LLP ("Deloitte & Touche") for the fiscal year ended 1998. The report of Ernst & Young LLP for the fiscal years ended 1996 and 1997 contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended 1996 and 1997, and the interim period from October 1, 1997 through May 29, 1998, there were no disagreements between the Company and Ernst & Young LLP on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young LLP would have caused it to make reference to the subject matter of the disagreement in connection with its report. No "reportable events" as described in paragraph (a) (1) (v) of Item 304 of Regulation S-K have occurred within the Company's fiscal years ending 1996 and 1997, or the period from October 1, 1997 through May 29, 1998.


The Company did not consult with Deloitte & Touche during the fiscal years ended 1996 and 1997, and the interim period from October 1, 1997 through May 29, 1998, on any matter which was the subject of any disagreement or any reportable event or on the application of accounting principles to a specified transaction, either completed or proposed.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to Directors of the Company may be found in the section captioned "Election of Elantec Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on January 22, 1999. Such information is incorporated herein by reference. Information required by this Item with respect to executive officers may be found in Part I hereof in the section captioned "Executive Officers of the Company." Such information is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on January 22, 1999. Such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on January 22, 1999. Such information is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on January 22, 1999. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Financial Statements and Financial Statement Schedule -- See Index to Consolidated Financial Statements and Financial Statement Schedule at
         Item 8 on page 24 of this Report.

     2. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit
Number      Exhibit Title
------      -------------

3.01    --  Company's Certificate of Incorporation. (1)

3.02    --  Certificate  of  Designations  specifying  the terms of the Series A
            Junior Participating Preferred Stock of Registrant, as filed with the Secretary of State of Delaware o September 15, 1998. (2)

3.03    --  Company's Bylaws. (1)

4.01    --  Registration Rights Agreement dated August 12, 1988 by and among the
            Company and certain Stockholders and Warrantholders, as amended January 12, 1990 and as of August 4, 1995. (1)

4.02    --  Rights Agreement dated September 14, 1998 between  Registrant,  Bank
            Boston, N.A., as Rights Agent, which includes as Exhibit A the from of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (2)

10.01   --  Company's 1983 Stock Option Plan, as amended, and related documents.
            (1)/+

10.02   --  Company's  1994  Equity  Incentive  Plan,  as  amended,  and related documents. (1)/+

10.03   --  Form of Company's 1995 Equity Incentive Plan and related  documents.
            (3)/+

10.04   --  Form of  Company's  1995  Directors  Stock  Option  Plan and related documents. (1)/+

10.05   --  Form of Company's  1995  Employee  Stock  Purchase  Plan and related documents. (1)/+

10.06   --  Form of  Indemnification  Agreement entered into by the Company with each of its directors and executive officers. (1)

10.07   --  Form of Executive Compensation Agreement dated as of March 22, 1991, by and between the Company and David O'Brien. (1)/+

10.08   --  Form of Executive Compensation Agreement dated as of March 22, 1991, by and between the Company and each of Ralph Granchelli, Richard Corbin, and Barry Siegel. (1)/+

10.09   --  Standard  Industrial/Commercial  Single-Tenant  Lease dated June 23,
            1993, by and between the Company and Robert Ruggles, including amendments one through five thereto. (1)

10.10   --  Technology  Transfer  Agreement dated February 24, 1993, between the
            Company and Aisin Seiki Co., Ltd. ("Aisin"). (1)

10.11   --  Product  Development  Agreement No. 1 dated March 24, 1993,  between the Company and Aisin. (1)

10.12   --  Product  Development  Agreement No. 2 dated March 24, 1995,  between the Company and Aisin. (1)

10.13   --  Distributor  Agreement  dated December 8, 1986,  between the Company and Insight Electronics, Inc. ("Insight"). (1)

10.14   --  Distributor Agreement dated October 1, 1989, between the Company and
            Insight. (1)

10.15   --  Distributor  Agreement  dated November 1, 1987,  between the Company and Marshall Industries. (1)

10.16   --  Distributor  Agreement dated March 7, 1994,  between the Company and
            Internix, Inc. (1)

10.17   --  Amendment  to  Standard  Industrial/Commercial  Single-Tenant  Lease
            dated June 23, 1993. (4)

10.18   --  Standard  Industrial/Commercial  Single-Tenant  Lease dated February
            20, 1996. (4)

10.19   --  Amendment  to  Standard  Industrial/Commercial  Single-Tenant  Lease
            dated February 20, 1996. (4)

10.20   --  Distributor  Agreement dated August 1, 1996, between the Company and
            Microtek Inc. (5)

16.01   --  Letter regarding change of certifying accountants (6)

21.01   --  Subsidiary  of the Company.  (1)

23.01   --  Consent of Deloitte & Touche LLP,  Independent Auditors (see page 51 of this Report).

23.02   --  Consent of Ernst & Young LLP,  Independent  Auditors (see page 52 of this Report).

24.01   --  Powers  of  Attorney  (see  page 48 of this  Report).

27.01   --  Financial  Data Schedule.

---------------

   (1) Incorporated by reference to the Company's Registration Statement on Form S-1, filed August 24, 1995, as amended (File No. 33-96136).

   (2) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed September 16, 1998.

   (3) Incorporated by reference to the Company's Registration Statement on Form S-8, filed March 17, 1998 (File No. 333-48101).

   (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

   (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the quarter ended September 30, 1996.

   (6) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 5, 1998.

   +     Represents a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

The Company filed a Report on Form 8-K on September 16, 1998, making an Item 5 disclosure related to the adoption of a Shareholder Rights Plan.

(c)  Exhibits:
         The Registrant hereby files as part of this Report the exhibits listed in Item 14(a)(2), as set forth above.

(d)  Financial Statement Schedules:
         The Registrant hereby files as part of this Report the financial statement schedules listed in Item 14(a)(1), as set forth above.

Independent Auditor's Report

To the Board of Directors and Stockholders of Elantec Semiconductor, Inc.
Milpitas, California:

We have audited the accompanying consolidated balance sheet of Elantec Semiconductor, Inc. and subsidiaries ("Company") as of September 30, 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 8(3). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements present fairly, in all material respects, the financial position of Elantec Semiconductor, Inc. at September 30, 1998, and the results of its operations and its cash flows for each of the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
October 22, 1998
(December 3, 1998 as to Note 10.)

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Elantec Semiconductor, Inc.

We have audited the accompanying consolidated balance sheet of Elantec Semiconductor, Inc. as of September 30, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1997. Our audits also included the financial statement schedule for the two years in the period ended September 30, 1997 listed in the index at Item 14(a)(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elantec Semiconductor, Inc. at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                   ERNST & YOUNG LLP


San Jose, California
October 22, 1997

                           Elantec Semiconductor, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                             September 30,
                                                           1998         1997
                                                          --------    --------
Assets
Current assets:
   Cash and cash equivalents                              $  5,815    $  9,839
   Short-term investments                                    3,651       6,089
   Accounts receivable, net of allowances
     of $1,076 in 1998 and $840 in 1997                      5,207       3,315
   Inventories                                               9,059       7,369
   Deferred income taxes                                     3,367        --
   Prepaid expenses and other current assets                   600         627
                                                          --------    --------
Total current assets                                        27,699      27,239
Property and equipment:
   Machinery and equipment                                  16,672      16,085
   Furniture and fixtures                                      652         563
   Leasehold improvements                                    1,494       2,970
   Construction-in-process                                  10,637        --
                                                          --------    --------
                                                            29,455      19,618
   Accumulated depreciation and amortization               (10,830)    (10,388)
                                                          --------    --------
                                                            18,625       9,230
Other assets, net                                              657         622
Non-current deferred income taxes                              563        --
                                                          --------    --------
Total assets                                              $ 47,544    $ 37,091
                                                          ========    ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                       $  4,108    $  3,368
   Income taxes payable                                        779         339
   Accrued salaries and benefits                             1,462       1,231
   Other accrued liabilities                                   458         429
   Deferred revenue                                          2,626       2,094
   Current portion of long-term debt and capital lease
     obligations                                             1,480       1,491
                                                          --------    --------
Total current liabilities                                   10,913       8,952
Long-term debt and capital lease obligations                 4,354       3,336
Commitments and contingencies (Note 3)                        --          --
Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000 in 1998 and 1997           --          --
     Issued and outstanding shares - none
   Common stock, $.01 par value: Authorized shares -
     25,000,000 in 1998 and 1997 Issued and
     outstanding shares - 9,188,000 in 1998 and
     9,019,000 in 1997                                          92          90
   Additional paid-in capital                               33,902      33,635
   Accumulated deficit                                      (1,717)     (8,922)
                                                          --------    --------
Total stockholders' equity                                  32,277      24,803
                                                          --------    --------
Total liabilities and stockholders' equity                $ 47,544    $ 37,091
                                                          ========    ========

                             See accompanying notes.


                           Elantec Semiconductor, Inc.
                                and Subsidiaries
                        Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                                            September 30,
                                                     1998        1997        1996
                                                   --------    --------    --------
Net revenues                                       $ 46,210    $ 35,388    $ 36,806
Cost of revenues                                     24,831      20,111      18,008
                                                   --------    --------    --------
Gross profit                                         21,379      15,277      18,798

Operating expenses:
   Research and development                           7,228       6,234       6,413
   Marketing, sales, general, and administrative      9,890       8,866       8,085
                                                   --------    --------    --------
        Total operating expenses                     17,118      15,100      14,498
                                                   --------    --------    --------
Income from operations                                4,261         177       4,300
Interest and other income, net                          674         759         687
Interest expense                                       (413)       (289)       (226)
                                                   --------    --------    --------
Income before taxes                                   4,522         647       4,761

Provision for (benefit from) taxes on income         (2,683)         81         372
                                                   --------    --------    --------
Net income                                         $  7,205    $    566    $  4,389
                                                   ========    ========    ========

Earnings per share:
     Basic                                         $   0.79    $   0.06    $   0.52
     Diluted                                       $   0.75    $   0.06    $   0.47

Shares used in computing per share amounts:
     Basic                                            9,135       8,881       8,505
     Diluted                                          9,636       9,323       9,332

                             See accompanying notes.

                                            Elantec Semiconductor, Inc.
                                                  and Subsidiaries
                                  Consolidated Statements of Stockholders' Equity
                                                   (in thousands)

                                        Convertible
                                      Preferred Stock         Common Stock      Additional               Total
                                   --------------------    -------------------    Paid-In Accumulated Stockholders'
                                    Shares      Amount      Shares     Amount     Capital   Deficit      Equity
                                   --------    --------    --------   --------   --------   --------    --------

Balance at September 30, 1995         4,937    $ 24,543       2,017   $     20   $    456   $(13,877)   $ 11,142
   Conversion of preferred stock     (4,937)    (24,543)      4,937         49     24,494       --          --
   Proceeds from IPO, net of           --          --         1,400         14      8,189       --         8,203
   offering expenses of $911
   Exercise of stock options           --          --           369          4        293       --           297
   Exercise of warrants                --          --            22       --           43       --            43
    Net income                         --          --          --         --         --        4,389       4,389
                                   --------    --------    --------   --------   --------   --------    --------
Balance at September 30, 1996          --          --         8,745         87     33,475     (9,488)     24,074
   Exercise of stock options           --          --           274          3        160       --           163
    Net income                         --          --          --         --         --          566         566
                                   --------    --------    --------   --------   --------   --------    --------
Balance at September 30, 1997          --          --         9,019         90     33,635     (8,922)     24,803
   Exercise of stock options           --          --           169          2        267       --           269
    Net income                         --          --          --         --         --        7,205       7,205
                                   --------    --------    --------   --------   --------   --------    --------
Balance at September 30, 1998          --      $   --         9,188   $     92   $ 33,902   $ (1,717)   $ 32,277
                                   ========    ========    ========   ========   ========   ========    ========

                             See accompanying notes.

                                 Elantec Semiconductor, Inc.
                                       and Subsidiaries
                            Consolidated Statements of Cash Flows
                                        (in thousands)

                                                                    September 30,
                                                            1998         1997        1996
                                                         ---------    ---------    ---------
Operating activities
Net income                                               $   7,205    $     566    $   4,389
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                          2,610        2,022        1,677
      Deferred tax benefit                                  (3,930)        --           --
      Loss on  disposition  of property and  equipment         389
      Changes in operating assets and liabilities:
       Accounts receivable                                  (1,892)         860          (50)
       Inventories                                          (1,690)        (894)      (1,885)
       Prepaid expenses and other current assets                27          (73)          31
       Payables and accrued liabilities                      1,440           32        1,217
       Deferred revenue                                        532       (1,049)        (273)
                                                         ---------    ---------    ---------
Net cash provided by operating activities                    4,691        1,464        5,106

Investing activities
Purchase of available for sale investments                 (79,487)    (114,576)    (108,457)
Sale and maturity of available for sale investments         81,925      115,150      101,794
Purchase of property and equipment                          (9,756)        (425)      (2,144)
Decrease (increase) in other assets                            (73)          20          238
                                                         ---------    ---------    ---------
Net cash provided by (used in) investing activities         (7,391)         169       (8,569)

Financing activities
Payments on capital lease obligations                         (936)        (426)        (145)
Payments on long-term debt                                    (657)        (908)      (1,567)
Issuance of common stock                                       269          163        8,543
                                                         ---------    ---------    ---------
Net cash  provided by (used in)  financing activities       (1,324)      (1,171)       6,831
                                                         ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents            (4,024)         462        3,368
Cash and cash equivalents at beginning of period             9,839        9,377        6,009
                                                         ---------    ---------    ---------
Cash and cash equivalents at end of period               $   5,815    $   9,839    $   9,377
                                                         =========    =========    =========

Supplemental disclosures of cash flow information
Lease and installment financing for capital equipment    $   2,600    $   3,467    $   2,172
                                                         =========    =========    =========
Interest paid                                            $     378    $     285    $     202
                                                         =========    =========    =========
Taxes paid                                               $     808    $      57    $     236
                                                         =========    =========    =========

                             See accompanying notes.

1. Business and Significant Accounting Policies

Nature of Business. Elantec Semiconductor, Inc. (the "Company") designs, manufactures and markets high performance analog integrated circuits used in the video/multimedia, data processing, instrumentation and communications markets. Principal markets include sales in North America, Asia, Europe and other countries.

Fiscal Year.  The Company's  fiscal year ends on the Sunday closest to September
30. Fiscal years 1998, 1997, and 1996 ended on September 27, September 28, and September 29, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on September 30 for each fiscal year. Fiscal years 1998, 1997, and 1996 included 52 weeks per year.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Such estimates include allowance for potentially uncollectible accounts receivable, lower of cost or market inventory valuation reserves, warranty costs, sales returns, accrued liabilities and a valuation allowance against net deferred tax assets. Actual results could differ from those estimates.

Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash for the purposes of the balance sheet and statement of cash flows presentation. Cash and cash equivalents are carried at cost which approximates market value.

Short-Term Investments. The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturities of less than one year. All of the Company's marketable investments are classified as "available-for-sale" and the Company views its available-for-sale portfolio as available for use in its current operations. At September 30, 1998, short-term investments consisted of corporate debt of $1,901,000, auction-rate securities of $450,000, and US Treasury bills of $1,300,000. At September 30, 1997, short-term investments consisted of corporate debt of $3,888,000, auction-rate securities of $901,000, and US Treasury bills of $1,300,000. The following table is a summary of debt and money market auction preferred securities by contractual maturity at September 30, 1998 (in thousands):

                                                               Amortized
                                                                  Cost
                                                              -------------
         Maturing within one year                                  $   552
         Maturing after one year and before three years              2,649
         Money market auction preferred securities                     450
                                                              -------------
         Total                                                     $ 3,651
                                                              =============

In accordance with Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its short-term investments as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. At September 30, 1998 there was no significant difference between the fair market value, determined by quoted market prices, and the underlying cost of such investments. Realized gains and losses were immaterial.

Significant Risks and Concentration of Credit. The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: delays in new product and process technology announcements and product introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under-utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation among other factors.

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

The Company's products are sold to a wide variety of original equipment manufacturers through a direct sales force and to a network of distributors. The Company generally does not require collateral from its trade creditors. However, the Company performs ongoing credit evaluations of its customer's financial condition and requires collateral, primarily letters of credit, as required. The concentration of credit risk in the Company's trade receivables is substantially mitigated by the Company's credit evaluation process combined with geographically dispersed sales transactions.

Customers comprising 10% or greater of the Company's net revenues are summarized as follows:

                                                           September 30,
                                                     1998       1997      1996
                                                   --------- --------- ---------

        Microtek International, Inc. - Japan          23%        14%       15%
        Insight Electronics, Inc. - United States     11%        12%        -

Inventories. Inventories are stated at the lower of cost or market which approximates actual cost using the first-in, first-out method.

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

Long-Lived Assets. The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FAS No. 121 requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of FAS No. 121 did not have a material effect on the Company's financial position, results of operation or cash flows during each of the three years ended September 30, 1998.

Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

Revenue Recognition. Net revenues are stated net of estimated discounts and allowances. Revenue from product sales direct to customers and foreign distributors is generally recognized upon shipment. However, the Company defers the recognition of revenue and the related cost of revenue on shipments to domestic distributors that have certain rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributor.

Foreign Currency. The functional currency of the Company's foreign subsidiaries is the local currency of that country. Gains and losses resulting from foreign currency translations and net foreign currency transactions were immaterial in 1998. There were no gains or losses resulting from foreign currency translations or net foreign currency transaction in 1997 and 1996.

Advertising Expense. The Company expenses the costs of advertising as incurred. Advertising expense was approximately $555,000, $552,000, and $617,000 for the fiscal years ended September 30, 1998, 1997, and 1996, respectively.

Net Income Per Share. Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from convertible preferred stock (using the if-converted method) and from stock options (using the treasury stock method).

Recent Accounting Pronouncements

Comprehensive Income. In June 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders' equity. FAS 130 requires that these transactions be included with net income and presented separately as comprehensive income in the financial statements. The Company is required to adopt FAS 130 during fiscal 1999. At the time of adoption, the Company expects that comprehensive income will not be materially different from net income.

Segment Information. In June 1997, the FASB released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. The Company is required to adopt FAS 131 during fiscal 1999. The Company has not completed the determination of the impact of the new standard on the Company's consolidated financial statements.

Derivative Investments and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Investments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurements of derivatives and hedging activities. The Company is required to adopt FAS 133 during fiscal 2000 and does not expect the statement to have a significant effect on the Company's operating results.

2. Inventories
Inventories consisted of the following (in thousands):
                                                      September 30,
                                                   1998            1997
                                              --------------- ---------------
        Raw materials                                 $  498          $  431
        Work-in-process                                6,481           5,039

        Finished goods                                 2,080           1,899
                                              --------------- ---------------
                                                      $9,059          $7,369
                                              =============== ===============
3. Commitments and Contingencies

The Company leases its principal facilities under operating leases that expire at various dates through the year 2005. The Company is generally responsible for taxes, assessments, maintenance and insurance under its leases. In addition, machinery and equipment included approximately $7,064,000 and $4,491,000 of equipment acquired under capital leases and approximately $1,662,000 and $705,000 of related accumulated amortization at September 30, 1998 and 1997, respectively. Amortization of capital leases is included in depreciation and amortization expense.

The following is a schedule by year of future minimum lease payments under capital and operating leases as of September 30, 1998 (in thousands):

                                                      Capital Leases  Operating

     1999                                               $ 1,750       $   752
     2000                                                 1,726           710
     2001                                                 1,611           714
     2002                                                 1,103           733
     2003                                                   478           740
     Thereafter                                              -            834
     Total minimum lease payments                         6,668       $ 4,483
     Amount representing interest                          (961)            -
                                                     -------------   ----------
     Present value of net minimum lease payments        $ 5,707       $ 4,483

     Note Payable                                       $   127
                                                     -------------
     Total debt and capital lease obligations             5,834
     Current portion                                     (1,480)
                                                     =============
     Long-term debt and capital lease obligations       $ 4,354
                                                     =============

Total rental expense on all operating leases was approximately $812,000, $689,000, and $339,000 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. At September 30 1998, outstanding cancelable commitments to purchase capital equipment totaled approximately $1.3 million. The Company has $2.4 million remaining available under a non-revolving lease line of credit.

Note payable as of September 30, 1998, consists of a three-year note which bears interest at prime plus 0.25% (8.50% at September 30, 1998) and is due in fiscal 1999. This note originated from previously expired nonrevolving equipment lines of credit. This note contains financial covenants that were fully complied with at September 30, 1998.

The Company is a party to a number of legal proceedings arising in the course of its business. These actions include patent liability, warranty of merchantability and employee-related issues. While it is not feasible to predict or determine the outcome of these matters, the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.

4. Stockholders' Equity

Initial Public Offering. On October 11, 1995, the Company effected an initial public offering of its shares pursuant to which it issued 1,400,000 common shares for net proceeds of approximately $8,203,000. Upon the closing of the initial public offering, each outstanding share of Series 1 preferred stock was converted to common stock on a share-for-share basis.

Employee Stock Plans. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

Stockholder Rights Plan. In September 1998, the Company's Board of Directors adopted a Stockholder Rights Plan under which the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.01 per share, of Elantec stock held as of September 21, 1998. Each preferred share purchase right entitles the registered holder to purchase one two-hundredth of the Company's Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $25.00. The rights become exercisable ten days following the announcement that an entity or person has commenced a tender offer to acquire or has acquired 20% or more of the Company's outstanding common stock ("the Distribution Date").

After the Distribution Date, the Board may exchange the rights at an exchange ratio of one common share or one two-hundredth of a preferred share per right. Otherwise, each holder of a right, other than rights beneficially owned by the acquiring entity or person (which will thereafter be void), will have the right to receive upon exercise that number of common shares having a market value of two times the exercise price of the right. The rights will expire on September 14, 2008.

Employee Stock Purchase Plan. The Company has reserved and the stockholders approved 225,000 shares of common stock for issuance to eligible employees under the 1995 Purchase Plan (the Purchase Plan). Under the Purchase Plan, eligible employees, subject to certain restrictions, may purchase shares of common stock at a price equal to the lesser of 85% of the fair market value at either the beginning of each six-month offering period or the end of each six-month offering period. As of September 30, 1998, no shares have been issued under the Purchase Plan.

Stock Option Plans. In August 1995, the Board of Directors approved and in September 1995, the stockholders approved (i) the adoption of the 1995 Equity Incentive Plan (the 1995 Equity Plan) as the successor to the 1994 Incentive Plan (the Predecessor Plan), pursuant to which 550,000 shares of the Company's common stock, plus the number of shares remaining unissued and not subject to outstanding options under the Predecessor Plan and any shares issuable upon exercise of options granted under the Predecessor Plan that expire or become unexercisable for any reason without having been exercised in full, have been reserved for future issuance, and (ii) the adoption of the 1995 Directors' Stock Option Plan (the 1995 Directors' Plan) pursuant to which 150,000 shares of the Company's common stock have been reserved for future issuance. Each outstanding option under the Predecessor Plan will continue to be governed by the terms and conditions of such plan; no additional options will be granted under the Predecessor Plan. In December 1996, the Board of Directors approved and in February 1997, the stockholders approved the adoption of an amendment to the 1995 Equity Plan pursuant to which an additional 400,000 shares of the Company's Common Stock have been reserved for future issuance. In December 1997, the Board of Directors approved and in February 1998, the stockholders approved the adoption of an amendment to the 1995 Equity Plan pursuant to which an additional 400,000 shares of the Company's Common Stock have been reserved for future issuance.

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

Option Repricing Programs. Competition for skilled engineers and other key employees in the semiconductor industry is intense and the use of significant stock options for retention and motivation of such personnel is widespread in the high technology industries. The Compensation Committee of the Board of
Directors believes that stock options are a critical component of the compensation offered by the Company to promote long-term retention of key employees, motivate high levels of performance and recognize employee contributions in the success of the Company. In light of substantial declines in the market price of the Company's common stock in 1997 and 1998, the Compensation Committee believed that the large numbers of outstanding stock options with an exercise price in excess of the actual market price were no longer an effective tool to encourage employee retention or to motivate high levels of performance.

1998 Employees and Consultants. In August 1998, the Compensation Committee approved an option-repricing program for all employees and consultants to the Company who were not executive officers of the Company. Under this program, the eligible optionees were permitted to exchange their then outstanding stock options for new stock options having an exercise price of $3.625 per share (equal to the fair market value on August 28, 1998), with vesting annually during the subsequent four years. Approximately 453,900 options were repriced by employees (excluding executive officers) and consultants.

1997 Employees and Consultants. In April 1997 the Compensation Committee approved an option repricing program for all employees and consultants to the Company who were not executive officers of the Company. Under this program, the eligible optionees were permitted to exchange their then outstanding stock options for new stock options having an exercise price of $4.25 per share (equal to the fair market value on May 7, 1997), with vesting ratably each month during the subsequent four years. Approximately 543,000 options were repriced by employees (excluding executive officers) and consultants.

1997 Executive Officers. The Compensation Committee approved, in June 1997, an option repricing program for executive officers of the Company. Under this program, the executive officers were permitted to exchange their then outstanding stock options for new stock options having an exercise price of $4.25 per share (equal to the fair market value on July 1, 1997), with vesting ratably each month during the subsequent four years. Approximately 186,000 options were repriced by executive officers.

Additional information with respect to the Company's stock option plans follows:

                                                        Options Outstanding
                                                     ---------------------------
                                                                      Weighted
                                          Shares         Number    Average Price
                                         Available      of Shares     Per Share
                                       -----------------------------------------

Balance at September 30, 1995             523,143       1,684,857
   Options granted                       (204,000)        204,000
   Options exercised                         --          (369,240)
   Options canceled                       147,465        (147,465)
   Options expired                        (23,865)           --            --
                                       -----------------------------------------
Balance at September 30, 1996             442,743       1,372,152      $   4.60
   Additional share reservation           400,000            --        $   --
   Options granted                     (1,422,457)      1,422,457      $   4.76
   Options exercised                         --          (273,772)     $   0.58
   Options canceled                       936,251        (936,251)     $   6.90
   Options expired                           (882)           --        $   --
                                       ----------------------------------------
Balance at September 30, 1997             355,655       1,584,586      $   4.09
   Additional share reservation           400,000            --        $   --
   Options granted                     (1,195,856)      1,195,856      $   5.86
   Options exercised                         --          (169,475)     $   1.62
   Options canceled                       655,494        (655,494)     $   7.07
   Options expired                           (375)           --        $   --
                                       ----------------------------------------
Balance at September 30, 1998             214,918       1,955,473      $   4.39
                                       ========================================

The following table summarizes  information  about stock options  outstanding at
September 30, 1998:
--------------------------------------------------------------------------------- -----------------------------------
                              Options Outstanding                                        Options Exercisable
--------------------------------------------------------------------------------- -----------------------------------
                                          Weighted Average         Weighted                             Weighted
                                              Remaining             Average                              Average
 Range of Exercise         Number            Contractual           Exercise            Number           Exercise
       Prices           Outstanding         Life (Years)             Price          Exercisable          Price
--------------------- ----------------- ---------------------- ------------------ ----------------- -----------------
$ 0.20 -  $ 1.00            119,372             1.79                $ 0.59              119,372          $ 0.59
$ 1.50  - $ 3.75            648,961             8.94                $ 3.50              138,518          $ 3.10
$ 4.00  - $ 4.88            723,783             8.70                $ 4.26              218,080          $ 4.27
$ 5.00 -  $ 7.75            371,741             8.59                $ 6.32               91,404          $ 5.91
$ 8.00 -  $ 9.00             91,616             9.06                $ 8.80               16,128          $ 8.78
                      ----------------- ---------------------- ------------------ ----------------- -----------------
$ 0.20 -  $ 9.00          1,955,473             8.35                $ 4.39              583,502          $ 3.62
--------------------- ================= ====================== ================== ================= =================

At September 30, 1997 525,807 options were exercisable at a weighted average exercise price of $2.58.

Stock-Based Compensation. Under APB 25, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. Pro forma information regarding net income and earnings per share is required by FAS 123, "Accounting for Stock-Based Compensation", for awards granted in fiscal years that begin after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                   Options
                                    1998             1997             1996
                              ----------------- ---------------- ---------------

    Expected life (years)           6.7               5.0              5.0
    Expected volatility            80.0%             75.3%            75.3%
    Risk-free interest rate         6.0%              6.0%             6.0%

The weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $3.72, $3.44 and $5.68, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options' vesting period. The Company's historical and pro forma information follows (in thousands, except for per share information):

                                                  September 30,
                                         1998          1997          1996
                                    ------------- ------------- --------------

     Net income (loss):
          Historical                   $ 7,205        $   566       $ 4,389
          Pro Forma                    $ 4,980        $  (283)      $ 4,111

     Net income (loss) per share:
          Historical                   $  0.75        $  0.06       $  0.47
          Pro Forma                    $  0.52        $ (0.03)      $  0.44

Because FAS 123 is applicable to awards granted in fiscal years that begin subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately fiscal year 2000.

5. Earnings Per Share

In fiscal 1998 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128.) In accordance with FAS 128, basic earnings per share and diluted earnings per share have replaced primary earnings per share and fully diluted earnings per share previously reported by the Company. Basic earnings per share is based upon the weighted average number of shares of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee stock options using the treasury stock method and outstanding convertible preferred stock (using the if-converted method). All earnings per share amounts for the periods presented have been restated to conform to the requirements of FAS 128.


The following  table sets forth the  reconciliation  of weighted  average common shares  outstanding  used in the  computation of basic and diluted  earnings per share computations for the years ended September 30:
                                                                       September 30,
                                                                 1998     1997     1996
                                                                ------   ------   ------
  Net income (Numerator):
    Net income basic and diluted                                $7,205   $  566   $4,389
                                                                ======   ======   ======
  Shares (Denominator):
    Weighted average shares of common stock outstanding
    used in computation of basic net income per share            9,135    8,881    8,505
    Dilutive effect of stock options                               501      442      827
                                                                ------   ------   ------

   Shares used in computation of diluted net income per share    9,636    9,323    9,332
                                                                ======   ======   ======

   Basic net income per share                                   $ 0.79   $ 0.06   $ 0.52
                                                                ======   ======   ======

   Diluted net income per share                                 $ 0.75   $ 0.06   $ 0.47
                                                                ======   ======   ======

6. Taxes on Income

The provision (benefit) for taxes on income consisted of the following (in thousands):

                                                       September 30,
                                           1998             1997         1996
                                        -------          -------         -------
Current:
   Federal                              $   815          $    24         $   207
   State                                    383                7              90
   Foreign                                   50               50              75
                                        -------          -------         -------
Total Current                             1,248               81             372
Deferred:
   Federal                               (3,685)            --              --
   State                                   (245)            --              --
   Foreign                                 --               --              --
                                        -------          -------         -------
Total Deferred                           (3,930)            --              --
                                        -------          -------         -------
Total Provision                         $(2,682)         $    81         $   372
                                        =======          =======         =======


Foreign income taxes are incurred on technology transfer fees received from a foreign third party.

Significant components of the Company's net deferred tax assets for federal and state income taxes were as follows (in thousands):

                                                               September 30,
                                                            1998          1997
                                                           -------      -------
Net deferred tax asset
   Net operating loss carryforwards                        $  --        $ 1,253
   Tax credit carryforwards                                  1,085        1,581
   Distributor reserves                                      1,067          776
   Deferred revenue                                            248          107
   Depreciation                                               (133)        (257)
   Capitalized research and development cost                   195          223
   Other accruals and reserves not currently                 1,978        1,176
     deductible
                                                           -------      -------
Total net deferred tax assets                                4,430        4,859
Less valuation allowance                                      (500)      (4,859)
                                                           -------      -------
Net deferred tax asset                                     $ 3,930      $  --
                                                           =======      =======


The valuation allowance decreased by approximately $4,389,000 in 1998 and increased by approximately $609,000 in 1997. Management determined that a full valuation allowance is not necessary at September 30, 1998 as it was concluded that it was more likely than not that certain deferred tax assets will be recovered in the future. Accordingly, the Company reversed the valuation allowance for those deferred tax assets at September 30, 1998. The effect of such reversal resulted in the recognition in fiscal 1998 of a non-recurring income tax benefit of $3,930,000, or $0.32 per diluted share.

The provisions (benefit) for taxes on income differed from the provisions calculated by applying the federal statutory rate to income before taxes as follows (in thousands):

                                                          September 30,
                                                  1998        1997        1996
                                                -------     -------     -------

Expected provisions at statutory rates          $ 1,538     $   220     $ 1,619
State taxes, net of federal benefit                 262           4          59
Foreign taxes                                        50          33          75
Benefit of net operating loss
  Carryforwards                                    --          (190)     (1,418)
Other                                              (143)         14          37
Reversal of valuation allowance                  (4,389)       --          --
                                                -------     -------     -------
                                                $(2,682)    $    81     $   372
                                                =======     =======     =======

In addition, the Company had federal general business credit carryforwards of approximately $199,000 that expire in the years 1999 through 2011, foreign tax credit carryforwards of $625,000 that expire in 1998 through 2001, and alternative minimum tax credit carryforwards of $260,000 with no expiration date.

7. Employee Benefit Plan

The Company has a 401(k) savings plan that covers substantially all full-time employees. Eligible employees are permitted to make fully vested tax deferred contributions of up to 15% of their annual gross compensation, subject to certain Internal Revenue Service limitations. The plan provides for employer contributions at the discretion of the Board of Directors. Contributions made by the Company for the years ended September 30, 1998, 1997, and 1996 were approximately $133,000, $18,000, and $20,000, respectively.

8. Industry and Geographic Information

The Company operates in a single industry segment. The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives, and distributors. The Company's geographic sales, as a percentage of net revenues, were as follows:

                                                  September 30,
                                        1998           1997         1996
                                    -----------------------------------------
                Domestic                 47%            44%          48%
                Export:
                   Europe                13%            14%          13%
                   Asia                  40%            42%          39%
                                    -----------------------------------------
                                        100%           100%         100%
                                    =========================================


9. Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments which consist primarily of cash and cash equivalents, short-term investments and note payable and determined that the carrying amounts approximate fair value due to their short-term maturities.

10. Subsequent Events

In early fiscal 1999, due to significant over-capacity caused by continuing decreased demand in the semiconductor industry and changes in product mix towards products manufactured by third party foundries, the Company evaluated its long-term manufacturing and process technology strategies. Based on this evaluation, the Company concluded that projected production volumes and related cash flows from the fabrication facility are not sufficient to recover its carrying value. Consequently, the Company announced on December 3, 1998 that it will write-down the carrying value related to its wafer fabrication facility located in Milpitas, California in accordance with Statement of Financial Accounting Standards ("FAS") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FAS 121 adjustments, in conjunction with other non-recurring charges related to restructuring initiatives aimed at improving profitability, will result in a non-recurring charge estimated at between $13 to $15 million (on a pretax basis) in the first quarter of fiscal 1999.


                                            Elantec Semiconductor, Inc.

                                      Unaudited Interim Financial Information

Selected Quarterly Financial Data:
                        1998                                  1st              2nd             3rd            4th
                                                           ---------------------------------------------------------
                                                               (Unaudited, in thousands except per share data)
Revenue                                                      $11,234         $11,660          $11,815        $11,501
Gross profit                                                   5,376           5,661            5,692          4,650
Income from operations                                         1,147           1,343            1,255            516
Net income (1)                                                 1,137           1,373            1,168          3,527

Earnings  per share:
     Basic                                                   $  0.13         $  0.15          $  0.13        $  0.38
     Diluted                                                 $  0.12         $  0.14          $  0.12        $  0.37

Shares used in computing per share amounts:
     Basic                                                     9,062           9,124            9,170          9,183
     Diluted                                                   9,623           9,805            9,769          9,347

                        1997                                  1st              2nd             3rd            4th
                                                           ---------------------------------------------------------
                                                                (Unaudited, in thousands except per share data)

Revenue                                                       $8,001          $8,494           $9,195         $9,698
Gross profit                                                   3,191           3,791            3,972          4,323
Income (loss) from operations                                   (198)            (39)             (11)           425
Net income (loss)                                                (97)             67               98            498

Earnings (loss) per share:
     Basic                                                    $(0.01)         $ 0.01           $ 0.01         $ 0.05
     Diluted                                                  $(0.01)         $ 0.01           $ 0.01         $ 0.05

Shares used in computing per share amounts:
     Basic                                                     8,759           8,804            8,962          8,999
     Diluted                                                   8,759           9,281            9,239          9,476


-----------------
(1) During the fourth fiscal quarter of 1998, the Company reversed its valuation allowance for certain deferred tax assets in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." This resulted in a non-recurring income tax benefit for the fourth fiscal quarter of 1998 of $3,930, 000 or $0.32 per basic and diluted share.

                                                                                                             Schedule II

                                            Elantec Semiconductor, Inc.

                                         Valuation And Qualifying Accounts

                                   Year ended September 30, 1998, 1997, and 1996

                                                                               Additions
                                                                 Balance at    Charged to
                                                                 Beginning      Cost and                      Balance at
                                                                  of Year       Expense       Deductions      End of Year
                                                                -----------------------------------------------------------
Year ended September 30, 1998
   Allowance   for   doubtful   accounts  and  product
     returns (deducted from accounts receivable)                     $840        $  242          ($  6)         $1,076
                                                                ===========================================================
Year ended September 30, 1997
   Allowance   for   doubtful   accounts  and  product
     returns (deducted from accounts receivable)                     $340        $1,447          ($947)         $  840
                                                                ===========================================================
Year ended September 30, 1996
   Allowance   for   doubtful   accounts  and  product
     returns (deducted from accounts receivable)                     $265        $  566          ($491)         $  340
                                                                ===========================================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 8th day of December, 1998.

                                   ELANTEC SEMICONDUCTOR, INC.

                                   By:   /s/ James V. Diller
                                         ------------------------------------
                                   James V. Diller
                                   Acting President and Chief Executive Officer, Chairman of the Board of Directors

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James V. Diller, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

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
           Name                                    Title                                                 Date
           ----                                    -----                                                 ----

Principal Executive Officer:

/s/ James V. Diller                      Acting President and Chief Executive Officer,            December 8, 1998
------------------------------------     Chairman of the Board of Directors
     James V. Diller

Principal Financial Officer:

/s/ Ephraim Kwok                         Vice President of Finance and Administration             December 8, 1998
------------------------------------     and Chief Financial Officer
     Ephraim Kwok

Additional Directors:

/s/ Chuck K. Chan                        Director                                                 December 8, 1998
------------------------------------
     Chuck K. Chan

/s/ Alan V. King                         Director                                                 December 8, 1998
------------------------------------
     Alan V. King

/s/ B. Yeshwant Kamath                   Director                                                 December 8, 1998
------------------------------------
     B. Yeshwant Kamath



                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   -----------


                                    EXHIBITS

                                       to

                                    Form 10-K


                                      Under

                           THE SECURITIES ACT OF 1933


                                   -----------


                           ELANTEC SEMICONDUCTOR, INC.

                                INDEX TO EXHIBITS



Exhibit                                                                  Page
Number      Description                                                   No.
------      -----------                                                   ---
 23.01      Consent of Deloitte & Touche LLP, Independent Auditors.       51
 23.02      Consent of Ernst & Young LLP, Independent Auditors.           52
 27.01      Financial Data Schedule                                       53