Form 10-Q
period 1998-12-31
ELANTEC SEMICONDUCTOR INC
filed 1999-02-16
CIK 949872

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _______

Commission File No. 000-26690


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of January 31, 1999, 9,203,293 shares of the Registrant's Common Stock, $0.01 par value, were issued and outstanding.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I       FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements.......................3

             Notes to Condensed Consolidated Financial Statements..............6

     Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................9

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......15

PART II      OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.................................16

             Signatures.......................................................17

PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements


                           ELANTEC SEMICONDUCTOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                          Three Months Ended
                                                        ----------------------
                                                       December 31   December 31
                                                          1998          1997
                                                        --------      --------
Net revenues                                            $ 10,653      $ 11,234
Cost of revenues                                           6,401         5,858
Cost of revenues - inventory write-down                    1,008             0
                                                        --------      --------
Gross profit                                               3,244         5,376

Operating expenses:
   Research and development                                1,711         1,642
   Marketing, sales, general and administrative            2,429         2,587
   Restructuring and other non-recurring charges          12,009             0
                                                        --------      --------
Total operating expenses                                  16,149         4,229
                                                        --------      --------

Income (loss) from operations                            (12,905)        1,147
Interest and other income (expense), net                      (8)          116
                                                        --------      --------
Income (loss) before taxes                               (12,913)        1,263
Provision (benefit) for income taxes                      (4,889)          126
                                                        --------      --------
Net income (loss)                                       $ (8,024)     $  1,137
                                                        ========      ========

Earnings (loss) per share:
     Basic                                              $  (0.87)     $   0.13
                                                        ========      ========
     Diluted                                            $  (0.87)     $   0.12
                                                        ========      ========

Shares used in computing per share amounts:
     Basic                                                 9,197         9,062
                                                        ========      ========
     Diluted                                               9,197         9,623
                                                        ========      ========


See accompanying notes to the condensed consolidated financial statements.

                           ELANTEC SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                            Dec. 31     Sept. 30
                                                             1998(1)     1998(2)
                                                            -------      -------
Assets:
Current assets:
   Cash and cash equivalents                                $ 5,848      $ 5,815
   Short-term investments                                     3,232        3,651
   Trade receivables                                          3,898        5,207
   Inventories                                                6,301        9,059
   Deferred income taxes                                      3,820        3,367
   Prepaid expenses and other current assets                    523          600
                                                            -------      -------
Total current assets                                         23,622       27,699

Property and equipment, net                                   8,781       18,625
Other assets                                                    501          657
Noncurrent deferred income taxes                              4,999          563
                                                            -------      -------
Total assets                                                $37,903      $47,544
                                                            =======      =======

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable and accrued liabilities                 $ 4,452      $ 6,808
   Deferred revenue                                           2,382        2,626
   Current portion of long-term obligations                   1,402        1,480
                                                            -------      -------
Total current liabilities                                     8,236       10,914

Long-term obligations                                         5,419        4,354

Stockholders' equity                                         24,248       32,276
                                                            -------      -------
Total liabilities and stockholders' equity                  $37,903      $47,544
                                                            =======      =======


(1)  Unaudited
(2)  These  amounts  were  derived  from  the  Company's  audited   consolidated
     financial statements at September 30, 1998

See accompanying notes to the condensed consolidated financial statements.

                                                     ELANTEC SEMICONDUCTOR, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)

                                                                                                          Three Months Ended
                                                                                                              December 31,
                                                                                                    -------------------------------
                                                                                                      1998                   1997
                                                                                                    --------               --------
Operating activities:
Net income (loss)                                                                                   $ (8,024)              $  1,137
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                                                      737                    618
      Inventory write-down                                                                             1,008                      0
      Asset impairment                                                                                11,090                      0
      Deferred tax benefit                                                                            (4,889)                     0
      Changes in operating assets and liabilities:
          Accounts receivable                                                                          1,309                   (782)
          Inventories                                                                                  1,750                    (59)
          Prepaid expenses and other current assets                                                       77                     29
          Accounts payable and accrued liabilities                                                    (2,356)                    19
          Deferred revenue                                                                              (244)                   586
                                                                                                    --------               --------
Net cash provided by operating activities                                                                458                  2,095

Investing activities:
Sale/maturity (purchase) of available-for-sale securities                                                419                 (2,219)
Purchase of property and equipment                                                                      (531)                (1,378)
Decrease in other assets                                                                                 118                     16
                                                                                                    --------               --------
Net cash provided by (used in) investing activities                                                        6                 (3,581)

Financing activities:
Payments on capital lease and other debt                                                                (431)                  (393)
Issuance of common stock                                                                                   0                     77
                                                                                                    --------               --------
Net cash provided by (used in) financing activities                                                     (431)                  (317)

Increase (decrease) in cash and cash equivalents                                                          33                 (1,803)
Cash and cash equivalents at beginning of period                                                       5,815                  9,839
                                                                                                    --------               --------
Cash and cash equivalents at end of period                                                          $  5,848               $  8,036
                                                                                                    ========               ========

Supplemental disclosures of cash flow information:
Interest paid                                                                                       $    113               $    103
Taxes paid                                                                                          $    220               $     25

See accompanying notes to the condensed consolidated financial statements.

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The Company has prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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

NOTE 4. SHORT-TERM INVESTMENTS

The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturity of less than one year. All of the Company's marketable investments are classified as "available-for-sale" and the Company classifies its available-for-sale portfolio as available for use in its current operations. At December 31, 1998, there was no significant difference between the fair market value and the underlying cost of such securities.

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following balances in thousands:

                                                    December 31,   September 30,
                                                        1998           1998
                                                       ------         ------
Raw materials                                          $  561         $  498
Work-in-process                                         3,589          6,481
Finished goods                                          2,151          2,080
                                                       ------         ------
                                                       $6,301         $9,059
                                                       ======         ======


NOTE 6. EARNINGS (LOSS) PER SHARE

In fiscal 1998 the Company adopted Statement of Financial  Accounting  Standards
No. 128 "Earnings Per Share" (FAS 128.) In accordance with FAS 128, basic earnings per share and diluted earnings per share have replaced primary earnings per share and fully diluted earnings per share previously reported by the Company. Basic earnings (loss) per share is based upon the weighted average number of shares of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of employee stock options using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                          Three Months Ended
                                                                                                              December 31,
                                                                                                     -------------------------------
                                                                                                       1998                    1997
                                                                                                     ---------                ------
Numerator for basic and diluted net income per share:
    Net income                                                                                       $  (8,024)               $1,137
                                                                                                     =========                ======

Denominator:
     Denominator for basic earnings (loss) per share - weighted average shares                           9,197                 9,062
     Effect of dilutive securities:
           Common stock options                                                                           --                     561
                                                                                                     ---------                ------

     Denominator for diluted earnings (loss) per share                                                   9,197                 9,623
                                                                                                     =========                ======

Basic earnings (loss) per share                                                                      $   (0.87)               $ 0.13
                                                                                                     =========                ======

Diluted earnings (loss) per share                                                                    $   (0.87)               $ 0.12
                                                                                                     =========                ======


At December 31, 1998, outstanding options to purchase 1,953,391 of common stock at prices ranging from $0.20 to $9.00 were excluded from the computation of diluted net income per share because the effect of the conversion of the options reduces the loss per share and is therefore, antidilutive. At December 31, 1997, outstanding options to purchase 388,632 shares at exercise prices between $0.20 to $6.13 were excluded from the computation of diluted net income per share as the option price was greater than the average market price of the common shares as of such dates and, therefore, would be antidulutive under the treasury stock method.

NOTE 7. COMPREHENSIVE INCOME

In the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income (FAS
130). FAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components. Components of comprehensive income (loss) include net income (loss) and certain transactions that have generally been reported in the consolidated statement of shareholders' equity. FAS 130 requires that these transactions be included in the financial statements. The adoption of this Statement had no impact on the Company's net income (loss) or shareholders' equity and, during the periods presented, the Company had no material transactions other than net income (loss) that should be reported as comprehensive income.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

Segment Information. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company has not yet determined its business segments for purposes of these disclosures. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. As allowed by FAS 131, the Company will adopt this statement in its financial statements for the year ending September 30, 1999.

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

NOTE 9. RESTRUCTURING AND OTHER CHARGES

During the first quarter of fiscal 1999, the Company implemented a plan to restructure its manufacturing operations in response to a shift in the mix of products fabricated internally compared to products fabricated by outside foundries. During the past several quarters, production volume and revenue from products fabricated by outside foundries, particularly those products in the data processing market, have generally increased. Simultaneously, the Company experienced a decline in volume and revenue from internally fabricated products. As a result, the Company was in a position of significant over-capacity in its internal fabrication facility located in Milpitas, California. In response to this shift in product mix, the Company evaluated its long-term manufacturing strategy and concluded that, based on current projections, this trend was expected to continue.

During the quarter, the Company concluded that its change in strategy to discontinue development of future-generation products using dielectric isolation technology would, more likely than not, obsolete certain existing products and capitalized patents. Accordingly, the Company recorded a pretax charge of $1.0 million related to a write-down of inventory and $0.2 million related to a write-down of patents.

The restructuring also included operating initiatives to improve the Company's cost structure including a reduction of approximately 10% of the Company's work-force. The Company recorded a pretax charge of $0.6 million related to cost reductions and $0.1 million other non-recurring charges due to a legal settlement with AMP Incorporated.

In response to the over-capacity issue and the change in strategy, the Company engaged independent consulting firms to analyze the anticipated cash flow as well as the fair value of the assets its Milpitas, California fabrication facility. The studies concluded that projected production volume and related cash flow from the Company's internal fabrication facility were not sufficient to recover its carrying value. In accordance with Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), the Company recorded a pretax impairment of $11.1 million to reduce the carrying value of its internal fabrication facility based on valuations performed.

Restructuring and other non-recurring charges resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold. Cash payments related to these activities are expected to be $0.5 million and $0.3 million in fiscal 1999 & 2000, respectively. The following table summarizes the restructuring and other charges in thousands.

                                                             Total         Expected      Balance at      Expected       Balance at
                                                         Restructuring        in          Sep. 30,          in           Sep. 30,
                                                             Charge          1999           1999           2000             2000
                                                             -------        -------        -------        -------        -----------
Asset impairment                                             $11,090        $11,090        $  --          $  --          $      --
Write-down of inventory                                        1,008          1,008           --             --                 --
Payments to employees
   involuntarily terminated                                      638            357            281            281               --
Write-down of patents                                            174            174           --             --                 --
Legal Settlement                                                 107            107           --             --                 --
                                                             -------        -------        -------        -------        -----------

Total                                                        $13,017        $12,736        $   281        $   281        $      --
                                                             =======        =======        =======        =======        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this Form 10-Q, including discussions related to the discontinuance of the Company's military and commercial hybrid products, change in manufacturing strategy, and use of SOI technology may contain forward-looking statements that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission.

Restructuring and other non-recurring charges - During the first quarter of fiscal 1999, the Company implemented a plan to restructure its manufacturing operations in response to a shift in the mix of products fabricated internally compared to products fabricated by outside foundries. During the past several quarters, production volume and revenue from products fabricated by outside foundries, particularly those products in the data processing market, have generally increased. Simultaneously, the Company experienced a decline in volume and revenue from internally fabricated products. As a result, the Company was in a position of significant over-capacity in its internal fabrication facility located in Milpitas, California. In response to this shift in product mix, the Company evaluated and changed its long-term manufacturing strategy and concluded that, based on current projections, this trend was expected to continue.

Due to the aforementioned over-capacity and change in strategy, the Company's restructuring activities consisted primarily of a write down of certain equipment, a write-down of inventory, severance costs, and a write-down of previously capitalized patent costs. These actions resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold. Approximately $12.6 million was utilized in the first quarter of fiscal 1999. Approximately $0.1 million and $0.3 million will be utilized during the remainder of fiscal 1999 and fiscal 2000, respectively.

Results of Operations - The table below states the income statement items for the three months ended December 31, 1998 and 1997 as a percentage of net revenues and provides the percentage change in absolute dollars from the previous year:

                                                            Three              Three
                                                         Months Ended      Months Ended      Dollar %
                                                        Dec. 31, 1998      Dec. 31, 1997      Change
                                                       ----------------- ------------------ -----------
Net revenues                                               100.0%             100.0%           (5)%
Cost of revenues                                            60.1%              52.1%            9%
Cost of revenues-inventory write-down                        9.5%               --             --
Gross profit                                                30.4%              47.9%          (40)%

Operating expenses:
   Research and development                                 16.1%              14.6%            4%
   Marketing, sales, general and administrative             22.8%              23.0%            6%
   Restructuring and other non-recurring charges           112.7%               --             --

During the first quarter of fiscal 1999, the Company generated net revenues of $10.7 million, a decrease of 5% from the $11.2 million reported in the same quarter of the previous year. This decrease was due primarily to lower unit shipments, while the average selling price was relatively constant. International revenues were 56% of total revenues, compared to 57% of total revenues for the first quarter of fiscal 1998. The decrease in international revenue was primarily due to continued weak demand in Asian countries other than Japan. Domestic revenues were relatively flat at 44% and 43% of total revenues for the first quarter of fiscal 1999 and 1998, respectively.

Cost of goods sold was 70% of net sales for the first quarter of fiscal 1999 compared to 52% for the same period of fiscal 1998. During the quarter, the Company concluded that its change in strategy to discontinue development of future-generation products using dielectric isolation technology would, more likely than not, obsolete certain existing products. Accordingly, additional provisions for inventory obsolescence of $1.0 million were charged to cost of goods sold. Without this non-recurring charge, cost of goods sold would have been 60% of net revenues as compared to 52% during the first quarter of fiscal 1998. This increase, and corresponding decrease in gross margin, is primarily due to under-utilization of the Company's internal fabrication facility caused by a shift in product demand toward products manufactured by third-party foundries.

In July 1997, the Company announced that it would discontinue its military and commercial hybrid product. This product line accounted for 4% and 8% of product revenues during the first quarters of 1999 and 1998, respectively. Orders for these discontinued products were accepted through the middle of 1998 with last shipments from the factory extending throughout fiscal 1999 and beyond. The Company expects higher gross margins from these last-buy orders during fiscal 1999. However, the Company does not expect the discontinuance of this product line to have a material impact on the Company's fiscal 1999 results from operations.

Research and development expenses of $1.7 million increased $0.1 million or 4% in the first quarter of 1999 when compared to the first quarter of 1998. This increase is primarily due to costs associated with increased engineering headcount. As a percentage of revenues, research and development expenses increased from 15% to 16% for the first quarter of 1999 primarily due to lower revenues during the first quarter of fiscal 1999.

Marketing, selling and general and administrative expenses of $2.4 million decreased $0.2 million for the first quarter of 1999 when compared to the first quarter of 1998. This decrease is primarily due to lower sales commissions from lower sales during the current fiscal quarter. As a percentage of net revenues, marketing, selling and general and administrative expenses were flat at 23% for the first quarter of fiscal 1999 and 1998.

During the first quarter of fiscal 1999 the Company evaluated and changed its long-term manufacturing strategy and, as a result of this change, concluded that projected production volume and related cash flow from the Company's internal fabrication facility were not sufficient to recover its carrying value. In accordance with Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), the Company recorded a pretax non-recurring write-down of $11.1 million to properly reflect the value of its internal fabrication facility. The Company also recorded a pretax non-recurring charge of $0.9 million for organizational restructuring related to the change in its manufacturing strategy.

Net loss for the first quarter was $8.0 million, or $0.87 per share, including the previously discussed restructuring and other non-recurring pretax charges of $13.0 million. Excluding restructuring and other non-recurring charges, first quarter pro forma net income was $0.1 million or $0.01 per share compared to net income of $1.1 million or $0.13 per basic and $0.12 per diluted share for the first quarter of fiscal 1998.

Factors Affecting Future Results - The Company sells its products to distributors and manufacturers in Asian countries that are currently experiencing an economic recession. The Company experienced a slight sequential increase in revenues to these countries during the first quarter of fiscal 1999 and the Company does not expect that the financial difficulties experienced in Asia will worsen further and have a material adverse impact on the Company's results of operations in the near term. However, should the financial conditions in this region worsen, become prolonged, or affect other countries where the Company generates significant revenues, there can be no assurance that the Company's results of operations will not be adversely impacted in the future.

The Company utilizes various external foundries for the production of CMOS and bipolar wafers as well as certain process steps in the manufacturing of dielectric isolation wafers. The number of foundries that have the capability to process dielectrically isolated semiconductor wafers is limited. The Company's dielectric isolation foundry discontinued supplying this technology in the fourth fiscal quarter of 1998. The Company has developed internal capability for a number of these dielectric isolation process steps and has secured an alternate vendor for one key process step. Currently, the Company processes all dielectric isolated wafer steps except one out-sourced step. The Company's results of operations would be adversely affected if the supply of this out-sourced process step is interrupted.

In November 1998, David O'Brien, the Company's President and Chief Executive Officer resigned from the Company. The Company is currently searching for a replacement. However there can be no assurance that a qualified candidate will be hired in the near future. James V. Diller, Director and Chairman of the Board, is acting as President and Chief Executive Officer in the interim.

In early fiscal 1999, due to significant over-capacity caused by continuing decreased demand in the semiconductor industry and changes in product mix towards products manufactured by third party foundries, the Company evaluated and changed its long-term manufacturing and process technology strategies. The Company recognized $13.0 million in restructuring cost and other non-recurring charges during the first quarter of 1999. There can be no assurance that these restructuring initiatives will be sufficient to improve earnings. Additional restructuring actions, if required, may have a material adverse effect on the Company's results of operations in the future.

The Company expects to expend approximately $1.0 million on capital expenditures during the remainder of fiscal 1999. Additionally, the Company anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek debt or equity financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing were not available on terms satisfactory to the Company, its operations would be materially adversely affected.

New products, process technology and start-up require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, the future results of operations could be adversely impacted.

Part of the Company's future bipolar product development strategy includes the development of an alternative form of silicon-on-insulator ("SOI") technology called bonded wafers. The Company currently believes that, if successful, the bonded wafer technology could provide technologically advanced products at a lower cost than the current dielectric isolation complementary bipolar technology. Management believes that the development of a viable SOI process technology is approximately 90% complete. However, there can be no assurance that SOI wafer technology can be successfully implemented in a timely manner or that it will provide the desired improvements over the Company's current technology. Significant delays or cancellation of the development of the bonded wafer technology and/or manufacturing problems associated with transferring the Company's current product line to this technology would have a material adverse affect on the Company's business and results of operations. In addition, delays or cancellation of the development of this technology could adversely affect the Company's new product development program.

From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, transferring production to alternative suppliers, changes to existing or newly developed process technologies, ramping production, or installing new equipment at its facilities. The semiconductor industry is highly cyclical and has been subject to significant economic fluctuations at various times that have been characterized by rapidly fluctuating product demand, periods of over and under capacity, and accelerated erosion of average selling prices. A material change in industry-wide production capacity, shift in industry capacity toward products competitive with the Company's products, rapidly fluctuating demand, or other factors could result in a rapid decline in product pricing or unit volumes which could have a material adverse affect on the Company's operating results.

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

The Company initiated a year 2000 remediation plan during fiscal 1997 to make the Company's primary and ancillary information systems year 2000 compliant. This plan included the implementation of Year 2000 compliant financial application and manufacturing-execution software. The new financial applications software has been implemented and the Company is in the process of installing a manufacturing-execution software upgrade. Based on current information, the Company believes that its internal computer systems will be year 2000 compliant and that the risk of major disruption from these systems due to year 2000 issues is minimal. The Company is not aware of any material year 2000 problems with suppliers, vendors, consultants, or other parties on which it depends. However, there can be no assurance that the Company has properly identified and corrected incompliant systems or that potential problems with third parties have been identified. Failure to identify incompliant systems may have a material adverse affect on future operations.

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

The cost of implementing such a plan is being funded by income from operations and capital leases has not been and is not expected to be material to the Company's operating results. The cost to address and remedy the Company's remaining year 2000 issues is estimated to be $0.5 million in fiscal 1999. The cost of the year 2000 project and the date on which the Company believes it will complete the year 2000 modification are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

Liquidity and Capital Resources - Cash and equivalents and short-term investments were $9.1 million at December 31, 1998, representing a decrease of $0.4 million from September 30, 1998. The decrease is primarily a result of cash outflows from investing activities, including capital expenditures of approximately $0.5 million, and cash outflows from financing activities, including payments on capital leases and other debt, of approximately $0.4 million. These cash outflows were partially offset by cash generated by operations of $0.5 million.

Accounts receivable decreased 22.7% from September 30, 1998 to December 31, 1998 while revenues declined by only 7.4% during the same period. This decrease is primarily due to timing of shipments during the quarter combined with effective collection efforts. Inventories decreased 30.4% from September 30, 1998 to December 31, 1998. This decrease is due to additional provisions for excess and obsolete inventory combined with reductions in on-hand inventory quantities. Inventory management remains an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Accounts payable and accrued liabilities decreased by 40.1% at December 31, 1998 over September 30, 1998. This decrease is primarily due to payment of previously accrued invoices relating to the Company's expansion of its Milpitas manufacturing facility during the first quarter of fiscal 1999.

At December 31, 1998, the Company had a non-revolving lease line of credit for up to $6.5 million, which can be utilized for up to 100% of the value of financed equipment. Amounts drawn under this line represent five-year capital leases. The non-revolving lease line of credit expires February 28, 1999 and the Company expects to renew the line. At December 31, 1998, $3.9 million was outstanding, and approximately $2.6 million remained available under the line. There were no material outstanding commitments to purchase capital assets and leasehold improvements at December 31, 1998.

The Company's management believes that its current cash and equivalents, short-term investments, line of credit, borrowing capacity, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Factors Affecting Future Results". The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1998, the fair value of the approximately $3.2 million portfolio would decline by an immaterial amount. The Company presently intends to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden short-term change in market interest rates on its securities portfolio.

At December 31, 1998, the Company had approximately $5.4 million of outstanding obligations under capital lease arrangements and long-term debt. If short-term interest rates were to increase 10 percent, the increased lease payments associated with these arrangements would not have a material impact on the Company's net income or cash flows, as these borrowings do not carry variable interest rates. The Company does not hedge any interest rate exposures.

Foreign Currency Exchange Risk. Yen is the functional currency of the Company's subsidiary in Japan. The Company does not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, the Company does maintain cash balances denominated in Yen. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at December 31, 1998, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

         Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed a Current Report with the Securities and Exchange Commission on November 12, 1998 related to the resignation of its former President and Chief Executive Officer, David O'Brien.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANTEC SEMICONDUCTOR, INC.
(Registrant)


Date: February 12, 1999                      By: /s/ Ephraim Kwok
                                                 -------------------------------
                                             Ephraim Kwok
                                             Chief Financial Officer (duly
                                             authorized officer and principal
                                             financial officer)

                                  EXHIBIT INDEX

Exhibit
-------

27.1     Financial Data Schedule