Form 10-Q
period 1999-03-31
ELANTEC SEMICONDUCTOR INC
filed 1999-05-14
CIK 949872

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

As of April 30, 1999, 9,274,856 shares of the Registrant's Common Stock, $0.01 par value, were issued and outstanding.




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

     Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..........................................................10

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............................16

PART II           OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders...................................17

     Item 5.      Other information ....................................................................17

     Item 6.      Exhibits and Reports on Form 8-K......................................................18

                  Signatures............................................................................19


PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements



                                                     ELANTEC SEMICONDUCTOR, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)
                                                             (Unaudited)


                                                                               Three Months Ended              Six Months Ended
                                                                                   March 31,                       March 31
                                                                          -------------------------        -------------------------
                                                                            1999             1998            1999             1998
                                                                          --------         --------        --------         --------
Net revenues                                                              $ 12,721         $ 11,660        $ 23,374         $ 22,894
Cost of revenues                                                             6,995            5,999          13,396           11,857
Cost of revenues - inventory write-down                                          0                0           1,008                0
                                                                          --------         --------        --------         --------
Gross profit                                                                 5,726            5,661           8,970           11,037


Operating expenses:
   Research and development                                                  1,569            1,770           3,280            3,412
   Marketing, sales, general and administrative                              2,711            2,548           5,140            5,135
   Restructuring and other non-recurring charges                                 0                0          12,009                0
                                                                          --------         --------        --------         --------
Total operating expenses                                                     4,280            4,318          20,429            8,547
                                                                          --------         --------        --------         --------

Income (loss) from operations                                                1,446            1,343         (11,459)           2,490
Interest and other income (expense), net                                       (20)             122             (28)             238
                                                                          --------         --------        --------         --------
Income (loss) before taxes                                                   1,426            1,465         (11,487)           2,728
Provision (benefit) for income taxes                                           500               92          (4,389)             218
                                                                          --------         --------        --------         --------
Net income (loss)                                                         $    926         $  1,373        $ (7,098)        $  2,510
                                                                          ========         ========        ========         ========

Earnings (loss) per share:
     Basic                                                                $   0.10         $   0.15        $  (0.77)        $   0.28
                                                                          ========         ========        ========         ========
     Diluted                                                              $   0.10         $   0.14        $  (0.77)        $   0.26
                                                                          ========         ========        ========         ========

Shares used in computing per share amounts:
     Basic                                                                   9,212            9,124           9,205            9,093
                                                                          ========         ========        ========         ========
     Diluted                                                                 9,605            9,805           9,205            9,714
                                                                          ========         ========        ========         ========

See accompanying notes to the condensed consolidated financial statements.

                           ELANTEC SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             Mar. 31    Sept. 30
                                                             1999(1)     1998(2)
                                                            -------      -------
Assets:
Current assets:
   Cash and cash equivalents                                $ 9,553      $ 5,815
   Short-term investments                                     2,684        3,651
   Trade receivables                                          5,400        5,207
   Inventories                                                3,926        9,059
   Deferred income taxes                                      3,820        3,367
   Prepaid expenses and other current assets                    372          600
                                                            -------      -------
Total current assets                                         25,755       27,699

Property and equipment, net                                   8,149       18,625
Other assets                                                    527          657
Noncurrent deferred income taxes                              4,999          563
                                                            -------      -------
Total assets                                                $39,430      $47,544
                                                            =======      =======

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable and accrued liabilities                 $ 5,486      $ 6,807
   Deferred revenue                                           2,248        2,626
   Current portion of long-term obligations                   1,387        1,480
                                                            -------      -------
Total current liabilities                                     9,121       10,913

Long-term obligations                                         5,064        4,354

Stockholders' equity                                         25,245       32,277
                                                            -------      -------

Total liabilities and stockholders' equity                  $39,430      $47,544
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


                                                     ELANTEC SEMICONDUCTOR, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)


                                                                                                            Six Months Ended
                                                                                                               March 31,
                                                                                                    --------------------------------
                                                                                                      1999                   1998
                                                                                                    --------               --------
Operating activities:
Net income (loss)                                                                                   $ (7,098)              $  2,510
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                                                                    1,417                  1,248
      Inventory write-down                                                                             1,008                      0
      Asset impairment                                                                                11,090                      0
      Deferred tax benefit                                                                            (4,889)                     0
      Changes in operating assets and liabilities:
          Accounts receivable                                                                           (193)                (3,037)
          Inventories                                                                                  4,125                    (71)
          Prepaid expenses and other current assets                                                      228                    (95)
          Accounts payable and accrued liabilities                                                    (1,321)                 3,873
          Deferred revenue                                                                              (378)                 1,017
                                                                                                    --------               --------
Net cash provided by operating activities                                                              3,989                  5,445

Investing activities:
Sale/maturity (purchase) of available-for-sale securities                                                967                 (1,151)
Purchase of property and equipment                                                                      (613)                (7,023)
Decrease in other assets                                                                                  92                    (79)
                                                                                                    --------               --------
Net cash (used in) investing activities                                                                  446                 (8,253)

Financing activities:
Payments on capital lease and other debt                                                                (796)                  (781)
Issuance of common stock                                                                                  99                    160
                                                                                                    --------               --------
Net cash provided by (used in) financing activities                                                     (697)                  (621)

Increase (decrease) in cash and cash equivalents                                                       3,738                 (3,429)
Cash and cash equivalents at beginning of period                                                       5,815                  9,839
                                                                                                    --------               --------
Cash and cash equivalents at end of period                                                          $  9,553               $  6,410
                                                                                                    ========               ========

Supplemental disclosures of cash flow information:
Lease and installment financing for capital equipment                                               $      0               $    433
Interest paid                                                                                       $    217               $     90
Taxes paid                                                                                          $    220               $     20



See accompanying notes to the condensed consolidated financial statements.

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.       BASIS OF PRESENTATION

The Company has prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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

NOTE 5.       INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following balances in thousands:

                                            December 31,         September 30,
                                               1998                 1998
                                             ---------            ---------
    Raw materials                            $     206            $     498
    Work-in-process                              2,353                6,481
    Finished goods                               1,365                2,080
                                             ---------            ---------
                                             $   3,926            $   9,059
                                             =========            =========

NOTE 6.       EARNINGS (LOSS) PER SHARE

In fiscal 1998 the Company adopted Statement of Financial  Accounting  Standards
No. 128 "Earnings Per Share" (FAS 128). In accordance with FAS 128, basic earnings per share and diluted earnings per share have replaced primary earnings per share and fully diluted earnings per share previously reported by the Company. Basic earnings (loss) per share is based upon the weighted average number of shares of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of employee stock options using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                                              Three Months Ended               Six Months Ended
                                                                                    March 31,                      March 31,
                                                                              ---------------------         ------------------------
                                                                               1999           1998            1999           1998
                                                                              ------         ------         -------         ------
Numerator for basic and diluted net income per share:
    Net income                                                                $  926         $1,373         $(7,098)        $2,510
                                                                              ======         ======         =======         ======

Denominator:
     Denominator for basic net income per share --
        weighted average shares                                                9,212          9,124           9,205          9,093
     Effect of dilutive securities:
           Common stock options                                                  393            681            --              621
                                                                              ------         ------         -------         ------

     Denominator for diluted earnings per share                                9,605          9,805           9,205          9,714
                                                                              ======         ======         =======         ======

Basic net income per share                                                    $ 0.10         $ 0.15         $  0.77         $ 0.28
                                                                              ======         ======         =======         ======

Diluted net income per share                                                  $ 0.10         $ 0.14         $  0.77         $ 0.26
                                                                              ======         ======         =======         ======


At March 31, 1999, outstanding options to purchase 443,673 shares at exercise prices between $5.00 and $9.00 were excluded from the computation of net income per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method. At March 31, 1998, outstanding options to purchase 118,222 shares at exercise prices between $8.00 and $10.00 were excluded from the computation of net income per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

NOTE 7.  COMPREHENSIVE INCOME

In the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130 ). FAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components. Components of comprehensive income (loss) include net income (loss) and certain transactions that are reported in the consolidated statement of stockholders' equity. FAS 130 requires that these transactions be included in the financial statements. The adoption of this statement had no impact on the Company's net income (loss) or stockholders' equity and, during the periods presented, the Company had no material transactions other than net income (loss) that should be reported as comprehensive income.

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

Segment  Information.  In June 1997, the Financial  Accounting  Standards  Board
(FASB) issued Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company has not yet determined its business segments for purposes of these disclosures. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. As allowed by FAS 131, the Company will adopt this statement in its financial statements for the year ending September 30, 1999.

Derivative Investments and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurements of derivatives and hedging activities. The Company is required to adopt FAS 133 during fiscal 2000 and does not expect the statement to have a significant effect on the Company's operating results.

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

The Company evaluated its long-term manufacturing strategy and decided to discontinue development of dielectric isolation (DI) process technology. Therefore, internally fabricated products using DI technology are expected to continue to decline as a percentage of revenues over the next several years. However, the Company intends to develop alternate technologies, including silicon-on-insulator (SOI), at its fabrication facility in Milpitas, California, while moving to an external foundry-based manufacturing strategy.

During the first quarter of fiscal 1999, the Company's decision to discontinue development of future-generation products using dielectric isolation technology would, more likely than not, obsolete certain existing products and capitalized patents. Accordingly, the Company recorded a pretax charge of $1.0 million related to a write-down of inventory and $0.2 million related to a write-down of patents.

The restructuring also included operating initiatives to improve the Company's cost structure including a reduction of approximately 10% of the Company's work force. The Company recorded a pretax charge of $0.6 million related to cost reductions and $0.1 million other non-recurring charges due to a legal settlement with AMP Incorporated.

In response to the over-capacity issue and change in strategy, the Company engaged independent consulting firms to assist in the determination of the fair value of the assets its Milpitas, California fabrication facility. As a result of this independent analysis, and in accordance with Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), the Company recorded a pretax impairment of $11.1 million to reduce the carrying value of its internal fabrication facility. Restructuring and other non-recurring charges resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold in the first quarter of fiscal 1999. Remaining cash payments related to these activities are expected to be $0.1 million and $0.3 million in fiscal 1999 and 2000, respectively. The following table summarizes the restructuring and other charges in thousands:

                                                 Total     Utilized      Balance
                                               Restruc-     through        at
                                                turing      Mar. 31,    Mar. 31,
                                                Charge        1999         1999
                                               -------      -------      -------
Asset impairment                               $11,090      $11,090      $  --
Write-down of inventory                          1,008        1,008         --
Payments to employees
   involuntarily terminated                        638          265          373
Write-down of patents                              174          174         --
Legal settlement                                   107          107         --
                                               -------      -------      -------

Total                                          $13,017      $12,644      $   373
                                               =======      =======      =======

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

Results of Operations - The table below states the income statement items for the three and six months ended March 31, 1999 and 1998 as a percentage of net revenues and provides the percentage change in absolute dollars from the previous year:

                                Three           Three                      Six             Six
                            Months Ended    Months Ended   Dollar %   Months Ended    Months Ended    Dollar %
                            Mar. 31, 1999   Mar. 31, 1998   Change    Mar. 31, 1999   Mar. 31, 1998    Change
                            --------------  -------------- ---------- -------------- ---------------- ----------
Net revenues                   100.0%          100.0%        9.1%        100.0%          100.0%         2.1%
Cost of revenues                55.0%           51.4%        16.6%        57.6%           51.8%         13.0%
Cost of revenues-inventory
  write down                      -               -            -          4.3%              -             -
Gross profit                    45.0%           48.6%        1.1%         38.1%           48.2%        (19.3%)

Operating expenses:
   Research and development     12.3%           15.2%       (11.4%)       14.0%           14.9%         (3.9%)
   Marketing, sales,
   general
   and administrative           21.3%           21.9%        6.3%         21.7%           22.4%        (1.0%)
Restructuring and other
   Non-recurring charges          -               -            -          51.4%             -             -


During the second quarter of fiscal 1999, the Company generated net revenues of $12.7 million, an increase of 9.1% from the $11.7 million reported in the same quarter of the previous year. This increase was due to higher unit shipments, while the average selling price was relatively constant. International revenues during the second quarter of fiscal 1999 were 63.0% of total revenues, compared to 52.0% of total revenues for the second quarter of fiscal 1998. The increase in international revenue over the prior year was primarily due to strong optical storage product demand in Japan.

For the first six-months of fiscal 1999 net revenue was $23.4 million, an increase of 2.1% from the $22.9 million reported in the corresponding period of fiscal 1998. This increase over the prior year was due to a significant increase in optical storage revenues. This increase was almost completely offset by decreased revenues in the Company's video and other product lines. International revenues during the first six months of fiscal 1999 were 59.2% of total revenues, compared to 54.8% of total revenues for the first six months of fiscal 1998. Again, the increase in international revenue over the prior year was primarily due to strong optical storage product demand in Japan.

Cost of revenues was 55.0% of net revenues for the second quarter of fiscal 1999 compared to 51.4% for the same period of fiscal 1998. This increase as a percentage of net revenues was due to a shift in demand to lower margin products and to under-utilization of the Company's internal fabrication facility caused by a shift in product demand toward products manufactured by third-party foundries, combined with additional provisions for product license royalties.

For the first six months of fiscal 1999 cost of goods sold as a percent of net revenues was 61.9% compared to 51.8% for the first six months of fiscal 1998. During the first quarter of fiscal 1999, the Company concluded that its change in strategy to discontinue development of future-generation products using dielectric isolation technology would, more likely than not, obsolete certain existing products. Accordingly, additional provisions for inventory obsolescence of $1.0 million were charged to cost of revenues. Without this non-recurring charge, cost of goods sold for the first six months of fiscal 1999 would have been 57.6% of net revenues compared to 51.8% during the first six months of fiscal 1998. This increase in cost of revenues as a percent of revenues was due to a shift in demand to lower margin products and to under-utilization of the Company's internal fabrication facility caused by a shift in product demand toward products manufactured by third-party foundries.

In July 1997, the Company announced that it would discontinue its military and commercial hybrid product. This product line accounted for 7.1% and 10.2% of net revenues during the second quarters of 1999 and 1998, respectively, and 5.8% and 5.2% of net revenues for the first six months of fiscal 1999 and 1998, respectively. Orders for these discontinued products were accepted through the middle of 1998 with last shipments from the factory extending throughout fiscal 1999 and beyond. The Company expects higher gross margins from these last-buy orders during fiscal 1999.

Research and development expenses of $1.6 million in the second quarter of fiscal 1999 decreased $0.2 million or 11.4% when compared to the second quarter of 1998. This decrease is primarily due to lower costs associated with engineering test wafers. As a percentage of revenues, research and development expenses decreased to 12.3% for the second quarter of fiscal 1999 from 15.2% during the same quarter of the prior fiscal year primarily due to higher revenues during the second quarter of fiscal 1999.

For the first six months of fiscal 1999, research and development expenses of $3.3 million decreased $0.1 million or 3.9% when compared to the first six months of fiscal 1998. As a percentage of revenues, research and development expenses decreased to 14.0% of net revenues in the first six months of fiscal 1999 from 14.9% of net revenues in the first six months of fiscal 1998. Management expects research and development expenses, in absolute dollars, to increase as the Company develops silicon on insulator (SOI) technology (see discussion in the section titled "Factors Affecting Future Results" below) and focuses its new product development efforts. However, there can be no assurance that net revenues will increase at the same rate as anticipated research and development expenses.

Marketing, selling and general and administrative expenses of $2.7 million, or 6.3% for the second quarter of fiscal 1999, increased $0.2 million when compared to the second quarter of fiscal 1998. This increase is primarily due to higher sales commissions from higher sales during the current fiscal quarter and increased operating expenses in Japan. As a percentage of net revenues, marketing, selling and general and administrative expenses were relatively flat at 21.3% and 21.9% for the second quarter of fiscal 1999 and 1998, respectively.

For the first six months of fiscal 1999 and 1998, marketing, selling and general and administrative expenses were flat at $5.1 million. As a percentage of revenues, marketing, selling and general and administrative expense for the first six months of fiscal 1999 and 1998 were also relatively flat at 21.7% and 22.4% of net revenue, respectively.

During the first quarter of fiscal 1999 the Company evaluated and changed its long-term manufacturing strategy and, as a result, concluded that projected production volume and related cash flow from the Company's internal fabrication facility were not sufficient to recover its carrying value. In accordance with Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), the Company recorded a pretax non-recurring write-down of $11.1 million to properly reflect the value of its internal fabrication facility. The Company also recorded a pretax non-recurring charge of $0.9 million for organizational restructuring related to the change in its manufacturing strategy.

Net income for the second quarter of fiscal 1999 was $0.9 million compared to net income of $1.4 million for the same quarter of fiscal 1998. Net loss for the first six months of fiscal 1999 was $7.1 million, or $0.77 per share, including the previously discussed restructuring and other non-recurring pretax charges of $13.0 million. Excluding restructuring and other non-recurring charges, pro forma net income for the first six months of fiscal 1999 was $1.0 million or $0.11 per share compared to net income of $2.5 million or $0.26 per share for the first six months of fiscal 1998.

The Company's effective tax rate for the first six months of fiscal 1999 is higher than the statutory rate due to state income taxes partially offset by the benefit of tax credits.

Factors Affecting Future Results

The Company sells its products to distributors and manufacturers in Asian countries that recently experienced an economic recession. The Company recognized its second quarterly sequential increase in revenues to these countries during the second quarter of fiscal 1999 and the Company does not expect that the economic conditions in Asia will worsen further and have a material adverse impact on the Company's results of operations in the near term. However, should the economic conditions in this region worsen, become prolonged, or affect other countries where the Company generates significant revenues, there can be no assurance that the Company's results of operations will not be adversely impacted in the future.

The Company utilizes various external foundries for the production of CMOS and bipolar wafers as well as certain process steps in the manufacturing of dielectric isolation wafers. The number of foundries that have the capability to process dielectrically isolated semiconductor wafers is limited. The Company's dielectric isolation foundry discontinued supplying this technology in the fourth fiscal quarter of 1998. Currently, the Company internally processes all dielectric isolated wafer steps except one out-sourced step. The Company's results of operations would be materially adversely affected if the supply of this out-sourced process step is interrupted.

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

The Company expects to expend approximately $2.0 million on capital expenditures during the remainder of fiscal 1999. Additionally, the Company anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek debt or equity financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing were not available on terms satisfactory to the Company, its operations would be materially adversely affected.

New products and process technology development require significant research and development expenditures. There can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, the future results of operations could be materially adversely impacted.

Part of the Company's future bipolar product development strategy includes the development of an alternative form of silicon-on-insulator ("SOI") technology called bonded wafers. The Company currently believes that, if successful, the bonded wafer technology could provide technologically advanced products at a lower cost than the current dielectric isolation complementary bipolar technology. Management believes that the development of a viable SOI process technology is approximately 90% complete. However, there can be no assurance that SOI wafer technology can be successfully implemented in a timely manner or that it will provide the desired improvements over the Company's current technology. Significant delays or cancellation of the development of the bonded wafer technology and/or manufacturing problems associated with transferring the Company's current product line to this technology would have a material adverse affect on the Company's business and results of operations. In addition, delays or cancellation of the development of this technology could materially adversely affect the Company's new product development program.

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

Vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation, characterize the semiconductor industry. In recent years, there has been a growing trend of companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. The Company believes its products do not infringe upon any valid patents. However, there can be no assurance that the Company's position in these matters will prevail. There can be no assurance that additional future claims alleging infringement of intellectual property rights will not be asserted against the Company. The intellectual property claims that have been made, or may be asserted against the Company in the future, could require that the Company discontinue the use of certain processes or cease the manufacture, use and sale of infringing products. Additionally, the Company may incur significant litigation costs, damages or royalties to develop non-infringing technology. There can be no assurance that the Company would be able to obtain such licenses on acceptable terms or to develop non-infringing technology without a material adverse effect on the Company.

The Company is subject to a variety of regulations related to hazardous materials used in its manufacturing process. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous materials under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended.

The Company's Common Stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company, the companies in the semiconductor industry or in the markets served by the Company, or announcements by the Company or its competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stock. These factors may materially adversely affect the price of the Common Stock.

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

The Company initiated a year 2000 remediation plan during fiscal 1997 to make the Company's primary and ancillary information systems year 2000 compliant. This plan included the implementation of Year 2000 compliant financial application and manufacturing-execution software. The new financial applications software and upgraded manufacturing-execution software has been implemented and the Company is currently installing patches received from the vendors to ensure Y2K compliance. Based on current information, the Company believes that its internal computer systems will be year 2000 compliant and that the risk of major disruption from these systems due to year 2000 issues is minimal. The Company is not aware of any material year 2000 problems with suppliers, vendors, consultants, or other parties on which it depends. However, there can be no assurance that the Company has properly identified and corrected incompliant systems or that potential problems with third parties have been identified. Failure to identify incompliant systems may have a material adverse affect on future operations.

The Company believes its products are Y2K compliant. However, the Company could be negatively affected to the extent its major suppliers, vendors and customers have not successfully addressed year 2000 issues and the Company has initiated formal communications with all its significant suppliers, vendors and customers to assess this exposure.

The cost of implementing such a plan, which is being funded by income from operations and capital leases, has not been and is not expected to be material to the Company's operating results. The cost to address and remedy the Company's remaining year 2000 issues is estimated to be $0.5 million in fiscal 1999. The cost of the year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Elantec's operating results have been, and in the future may be, subject to fluctuations due to a wide variety of factors including the timing of or delays in new product and process technology announcements and product introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix of product sold, availability and costs of raw materials, reliance on and availability of subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under-utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation.

 Liquidity and Capital Resources - Cash and equivalents and short-term investments were $12.2 million at March 31, 1999, representing an increase of $2.8 million from September 30, 1998. The increase is a result of cash generated from operations primarily due to inventory reductions partially offset by payments made on capital leases and other debt and purchases of property and equipment.

Accounts receivable increased 3.7% from September 30, 1998 to March 31, 1999 while revenues increased by 2.1% during the same period. This increase in accounts receivable is primarily due to timing of shipments during the quarter combined with effective collection efforts. Inventories decreased 56.7% from September 30, 1998 to March 31, 1999. This decrease is due to reductions in on-hand inventory quantities combined with additional provisions for excess and obsolete inventory. Inventory management remains an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Accounts payable and accrued liabilities decreased by 19.4% at March 31, 1999 from September 30, 1998. This decrease is primarily due to payment of accrued invoices relating to the Company's expansion of its Milpitas manufacturing facility during the first quarter of fiscal 1999 combined with reduced inventory purchases.

At March 31, 1999, the Company had $5.0 million outstanding on non-revolving lease lines utilized for up to 100% of the value of financed equipment. Amounts drawn under this line represent three and five-year capital leases. There were no material outstanding commitments to purchase capital assets and leasehold improvements at March 31, 1999.

The Company's management believes that its cash and equivalents, short-term investments, line of credit, borrowing capacity, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements for the next twelve months.

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 1999, the fair value of the approximately $2.7 million portfolio would decline by an immaterial amount. The Company presently intends to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden short-term change in market interest rates on its securities portfolio.

At March 31, 1999, the Company had approximately $5.0 million of outstanding obligations under capital lease arrangements and long-term debt. These borrowings do not carry variable interest rates. Accordingly, if interest rates were to increase 10 percent, no material impact on the Company's net income or cash flows would result. The Company does not hedge any interest rate exposures.

Foreign Currency Exchange Risk. Yen is the functional currency of the Company's subsidiary in Japan. The Company does not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, the Company does maintain cash balances denominated in Yen. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at March 31, 1999, the fair value of these foreign currency amounts would decline by an immaterial amount.

PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Stockholders of the Company ("Annual Stockholders Meeting") was held on January 22, 1999, in Milpitas, California. At the Annual Stockholders Meeting the stockholders elected members of the Company's Board of Directors; amended the 1995 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance by 1,000,000 shares; amended the 1995 Directors Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 150,000 to 250,000, an increase of 100,000 shares; and ratified the Company's appointment of Deloitte & Touche LLP as independent auditors.

The vote for nominated directors was as follows:

          Nominee                  In Favor              Withheld
----------------------------  -------------------  ---------------------
Chuck K. Chan                     7,789,922              670,875
James V. Diller                   7,824,480              636,317
B. Yeshwant Kamath                7,791,180              669,617
Alan V. King                      7,782,280              678,517

The results of voting for approval of an amendment to the 1995 Equity Incentive Plan to increase the number of shares reserved for issuance by 1,000,000 shares were:

                                                                    Broker
       For                  Against              Abstain          Non-Votes
-------------------     -----------------     --------------    ---------------
    3,190,526              1,618,370             39,486           3,612,415

The results of voting for approval of an amendment to the 1995 Directors Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 150,000 to 250,000, an increase of 100,000 shares were:

                                                                    Broker
       For                  Against              Abstain          Non-Votes
-------------------     -----------------     --------------    ---------------
    4,253,985               659,144              40,796           3,506,872

The results of voting for ratification of appointment of Deloitte & Touche LLP as independent auditors for the Company for the next fiscal year were:

       For                  Against              Abstain
-------------------     -----------------     --------------
    8,418,657                25,600              16,540


ITEM 5. - OTHER INFORMATION

In November 1998, David O'Brien, the Company's President and Chief Executive Officer resigned from the Company. On April 29, 1999 the Company announced that James V. Diller, Director and Chairman of the Board, accepted the position of
Chairman, President and Chief Executive Officer, a position Mr. Diller previously held on an interim basis.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

         Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended March 31, 1999

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANTEC SEMICONDUCTOR, INC.
(Registrant)



Date: May 14, 1999               By: /s/ Ephraim Kwok
                                 -------------------------------------------
                                 Ephraim Kwok
                                 Chief Financial Officer (duly authorized
                                 officer and principal financial officer)

                                  EXHIBIT INDEX

Exhibit

27.1     Financial Data Schedule