Form 10-Q
period 1999-06-30
ELANTEC SEMICONDUCTOR INC
filed 1999-08-04
CIK 949872

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q






[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                           -------   -------
Commission File No. 000-26690

                           ELANTEC SEMICONDUCTOR, INC.
             (Exact Name of registrant as specified in its charter)

            Delaware                                              77-0408929
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

675 Trade Zone Boulevard, Milpitas, California                      95035
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

As of June 27, 1999, 9,302,621 shares of the Registrant's Common Stock, $0.01 par value, were issued and outstanding.

                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----
PART I       FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements ..................    3

             Notes to Condensed Consolidated Financial Statements .........    6

     Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations .................................   10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk ...   16


PART II      OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K .............................   17

             Signatures ...................................................   18

PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements


                                           ELANTEC SEMICONDUCTOR, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share data)
                                                   (Unaudited)

                                                         Three Months Ended               Nine Months Ended
                                                               June 30                         June 30
                                                       ------------------------        -------------------------
                                                         1999            1998            1999             1998
                                                       --------        --------        --------         --------
Net revenues                                           $ 13,005        $ 11,815        $ 36,379         $ 34,709
Cost of revenues                                          6,184           6,123          19,580           17,980
Cost of revenues - inventory write-down                       0               0           1,008                0
                                                       --------        --------        --------         --------
Gross profit                                              6,821           5,692          15,791           16,729

Operating expenses:
   Research and development                               1,847           1,997           5,127            5,409
   Marketing, sales, general and administrative           2,840           2,440           7,980            7,575
   Restructuring and other non-recurring charges              0               0          12,009                0
                                                       --------        --------        --------         --------
Total operating expenses                                  4,687           4,437          25,116           12,984
                                                       --------        --------        --------         --------

Income (loss) from operations                             2,134           1,255          (9,325)           3,745
Interest and other income, net                               70              14              42              252
                                                       --------        --------        --------         --------
Income (loss) before taxes                                2,204           1,269          (9,283)           3,997
Provision (benefit) for income taxes                        727             101          (3,662)             319
                                                       --------        --------        --------         --------
Net income (loss)                                      $  1,477        $  1,168        $ (5,621)        $  3,678
                                                       ========        ========        ========         ========

Earnings (loss) per share:

     Basic                                             $   0.16        $   0.13        $  (0.61)        $   0.40
                                                       ========        ========        ========         ========
     Diluted                                           $   0.14        $   0.12        $  (0.61)        $   0.38
                                                       ========        ========        ========         ========

Shares used in computing per share amounts:

     Basic                                                9,280           9,170           9,230            9,119
                                                       ========        ========        ========         ========
     Diluted                                             10,459           9,769           9,230            9,732
                                                       ========        ========        ========         ========

See accompanying notes to the condensed consolidated financial statements.

                           ELANTEC SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           June 30      Sept. 30
                                                            1999(1)      1998(2)
                                                            -------      -------
Assets:
Current assets:
   Cash and cash equivalents                                $16,046      $ 5,815
   Short-term investments                                       992        3,651
   Trade receivables                                          4,814        5,207
   Inventories                                                3,203        9,059
   Deferred income taxes                                      3,820        3,367
   Prepaid expenses and other current assets                    346          600
                                                            -------      -------
Total current assets                                         29,221       27,699

Property and equipment, net                                   8,105       18,625
Other assets                                                    473          657
Noncurrent deferred income taxes                              4,999          563
                                                            -------      -------
Total assets                                                $42,798      $47,544
                                                            =======      =======

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable and accrued liabilities                 $ 6,739      $ 6,807
   Deferred revenue                                           3,035        2,626
   Current portion of long-term obligations                   1,412        1,480
                                                            -------      -------
Total current liabilities                                    11,186       10,913

Long-term obligations                                         4,703        4,354

Stockholders' equity                                         26,909       32,277
                                                            -------      -------

Total liabilities and stockholders' equity                  $42,798      $47,544
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

                                    ELANTEC SEMICONDUCTOR, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)
                                            (Unaudited)

                                                                        Nine Months Ended
                                                                              June 30,
                                                                  --------------------------------
                                                                    1999                    1998
                                                                  --------                --------
Operating activities:
Net income (loss)                                                 $ (5,621)               $  3,678
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                                  2,136                   1,871
      Inventory write-down                                           1,008                       0
      Asset impairment                                              11,090                       0
      Deferred tax benefit                                          (4,889)                      0
      Changes in operating assets and liabilities:
          Accounts receivable                                          393                  (1,789)
          Inventories                                                4,848                  (2,578)
          Prepaid expenses and other current assets                    254                      47
          Accounts payable and accrued liabilities                     (67)                  2,895
          Deferred revenue                                             409                   1,080
                                                                  --------                --------
Net cash provided by operating activities                            9,561                   5,204

Investing activities:
Sale/maturity of available-for-sale securities                       2,659                   3,440
Purchase of property and equipment                                  (1,291)                 (9,245)
Decrease in other assets                                               145                     (86)
                                                                  --------                --------
Net cash  provided by (used in) investing activities                 1,513                  (5,891)

Financing activities:
Payments on capital lease and other debt                            (1,133)                 (1,153)
Issuance of common stock                                               290                     248
                                                                  --------                --------
Net cash used in financing activities                                 (843)                   (905)

Increase (decrease) in cash and cash equivalents                    10,231                  (1,592)
Cash and cash equivalents at beginning of period                     5,815                   9,839
                                                                  --------                --------
Cash and cash equivalents at end of period                        $ 16,046                $  8,247
                                                                  ========                ========

Supplemental disclosures of cash flow information:
Lease and installment financing for capital equipment             $      0                $  1,621
Interest paid                                                     $    316                $    165
Taxes paid                                                        $    220                $    140

See accompanying notes to the condensed consolidated financial statements.

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------


NOTE 1. BASIS OF PRESENTATION

The Company has prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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


NOTE 4. SHORT-TERM INVESTMENTS

The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturity of less than one year. All of the Company's marketable investments are classified as "available-for-sale" and the Company classifies its available-for-sale portfolio as available for use in its current operations. At June 30, 1999, there was no significant difference between the fair market value and the underlying cost of such securities.

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following balances in thousands:

                                                  June 30,        September 30,
                                                   1999               1998
                                                  ------             ------
Raw materials                                     $  133             $  498
Work-in-process                                    2,058              6,481
Finished goods                                     1,012              2,080
                                                  ------             ------
                                                  $3,203             $9,059
                                                  ======             ======


NOTE 6. EARNINGS (LOSS) PER SHARE

Basic  earnings  (loss) per share is based upon the weighted  average  number of shares of common shares outstanding  during the period.  Diluted earnings (loss)
per share  includes  the dilutive  effect of employee  stock  options  using the treasury stock method.  The following  table sets forth the computation of basic and diluted earnings per share:
                                                         Three Months Ended   Nine Months Ended
                                                              June 30,             June 30,
                                                         ------------------  -------------------
                                                           1999      1998      1999       1998
                                                          -------   -------   -------    -------
Numerator for basic and diluted net income per share:
    Net income (loss)                                     $ 1,477   $ 1,168   $(5,621)   $ 3,678
                                                          =======   =======   =======    =======

Denominator:
     Denominator for basic net income per share -
        weighted average shares                             9,280     9,170     9,230      9,119
     Effect of dilutive securities:
           Common stock options                             1,179       599       --         613
                                                          -------   -------   -------    -------

     Denominator for diluted earnings per share            10,459     9,769     9,230      9,732
                                                          =======   =======   =======    =======

Basic net income (loss) per share                         $  0.16   $  0.13   $ (0.61)   $  0.40
                                                          =======   =======   =======    =======

Diluted net income (loss) per share                       $  0.14   $  0.12   $ (0.61)   $  0.38
                                                          =======   =======   =======    =======


At June 30, 1999, outstanding options to purchase 17,187 shares at exercise prices between $9.44 and $13.56 were excluded from the computation of net income per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method. At June 30, 1998, outstanding options to purchase 325,600 shares at exercise prices between $8.00 and $10.00 were excluded from the computation of net income per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

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

NOTE 9.  RESTRUCTURING AND OTHER CHARGES

During the first quarter of fiscal 1999, the Company implemented a plan to restructure its manufacturing operations in response to a shift in the mix of products fabricated internally compared to products fabricated by outside foundries. During the several quarters preceding this decision, production volume and revenue from products fabricated by outside foundries, particularly those products in the data processing market, have generally increased. Simultaneously, the Company experienced a decline in volume and revenue from internally fabricated products. As a result, the Company was in a position of significant over-capacity in its internal fabrication facility located in Milpitas, California.

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

In response to the over-capacity issue and change in strategy, the Company engaged independent consulting firms to assist in the determination of the fair value of the assets of its Milpitas, California fabrication facility. As a result of this independent analysis, and in accordance with Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), the Company recorded a pretax impairment of $11.1 million to reduce the carrying value of its internal fabrication facility. Restructuring and other non-recurring charges resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold in the first quarter of fiscal 1999. Remaining cash payments related to these activities are expected to be $0.1 million and $0.3 million in fiscal 1999 and 2000, respectively. The following table summarizes the restructuring and other charges in thousands:

                                         Total         Utilized     Balance at
                                     Restructuring      through      June 30,
                                         Charge        June 30,        1999
                                                         1999
                                     -------------------------------------------

Asset impairment                        $11,090        $11,090        $    --
Write-down of inventory                   1,008          1,008             --
Payments to employees
   involuntarily terminated                 638            417            221
Write-down of patents                       174            174             --
Legal settlement                            107            107             --
                                     -------------------------------------------

Total                                   $13,017        $12,796        $   221
                                     ===========================================

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

Results of Operations - The table below states the income statement items for the three and nine months ended June 30, 1999 and 1998 as a percentage of net revenues and provides the percentage change in absolute dollars from the previous year:

                                Three           Three                     Nine            Nine
                            Months Ended    Months Ended   Dollar %   Months Ended    Months Ended    Dollar %
                            June 30, 1999   June 30, 1998   Change    June 30, 1999   June 30, 1998    Change
                            --------------  -------------- ---------- -------------- ---------------- ----------
Net revenues                    100.0           100.0        10.1         100.0           100.0          4.8
Cost of revenues                 47.6            51.8         1.0          53.8            51.8          8.9
Cost of revenues-inventory
   write down                    --              --          --             2.8            --           --
Gross profit                     52.4            48.2        19.8          43.4            48.2         (5.6)

Operating expenses:
   Research and development      14.2            16.9        (7.5)         14.1            15.6         (5.2)
   Marketing, sales, general
   and administrative            21.8            20.7        16.4          21.9            21.8          5.3
Restructuring and other
   Non-recurring charges         --              --          --            33.0            --           --


During the third quarter of fiscal 1999, the Company generated record net revenues of $13.0 million, an increase of 10.1% from the $11.8 million reported in the same quarter of the previous year. This increase was due to higher unit shipments, partially offset by lower average selling prices. International revenues during the third quarter of fiscal 1999 were 55.7% of total revenues compared to 53.2% of total revenues for the third quarter of fiscal 1998. This increase in international revenues over the same quarter during the prior year was primarily due to strong optical storage product demand in Japan.

For the first nine-months of fiscal 1999, net revenue was $36.4 million, an increase of 4.8% from the $34.7 million reported in the corresponding period of fiscal 1998. This increase was due to higher unit shipments, partially offset by lower average selling prices. International revenues during the first nine months of fiscal 1999 were 58.2% of total revenues, compared to 54.2% of total revenues for the first nine months of fiscal 1998. Again, the increase in international revenue over the prior year was primarily due to strong optical storage product demand in Japan.

During second and third fiscal quarters of 1999, the Company experienced a trend towards shorter than historical order lead times. This affects the Company's ability to forecast future revenues, profitability and limits forward business climate visibility. The Company is reacting to shorter lead times by continuing efforts to reduce production cycle time and expects inventory as a percent of revenues to increase.

The Company defers recognition of revenue from shipments to domestic and certain international distributors until such distributors resell the Company's products to their customers. Generally, sales to international distributors are recognized upon shipment.

The volume of product sales, mix of products sold, manufacturing capacity utilization, product yields and average selling prices affect gross profit. Gross margin increased to 52.4% of net revenues for the third quarter of fiscal 1999 from 48.2% for the same period of fiscal 1998. This increase in gross profit as a percentage of net revenues is due to a shift in demand to higher margin products, improved product yields and improved manufacturing efficiency caused by increased capacity utilization.

For the first nine months of fiscal 1999 gross profit as a percent of net revenues was 43.4% compared to 48.2% for the first nine months of fiscal 1998. During the first quarter of fiscal 1999, the Company concluded that its change in strategy to discontinue development of future-generation products using dielectric isolation technology would, more likely than not, obsolete certain existing products. Accordingly, additional provisions for inventory obsolescence of $1.0 million were charged to cost of revenues. Without this non-recurring charge, gross profit for the first nine months of fiscal 1999 would have been 46.2% of net revenues compared to 48.2% during the first nine months of fiscal 1998. This decrease as a percentage of net revenues was primarily due to factors occurring in the first half of fiscal 1999 including (i) a shift in demand to lower margin products and (ii) under-utilization of the Company's internal fabrication facility caused by a shift in product demand toward products manufactured by third-party foundries.

In July 1997, the Company announced that it would discontinue its military and commercial hybrid product. This product line accounted for 12.3% and 8.9% of net revenues during the third quarters of 1999 and 1998, respectively, and 8.2% and 9.3% of net revenues for the first nine months of fiscal 1999 and 1998, respectively. Orders for these discontinued products were accepted through the middle of 1998 with last shipments from the factory extending throughout fiscal 1999. The Company expects higher gross margins from these last-buy orders during fiscal 1999.

Research and development expenses of $1.9 million in the third quarter of fiscal 1999 decreased $0.2 million, or 7.5%, when compared to the third quarter of 1998. This decrease is primarily due to lower costs associated with engineering test wafers. As a percentage of revenues, research and development expenses decreased to 14.2% for the third quarter of fiscal 1999 from 16.9% during the same quarter of the prior fiscal year primarily due to higher revenues during the third quarter of fiscal 1999.

For the first nine months of fiscal 1999, research and development expenses of $5.1 million decreased $0.3 million, or 5.2%, when compared to the first nine months of fiscal 1998. As a percentage of revenues, research and development expenses decreased to 14.1% of net revenues in the first nine months of fiscal 1999 from 15.6% of net revenues in the first nine months of fiscal 1998. This decrease as a percentage of revenues was primarily due to higher revenues during fiscal 1999. Management expects research and development expenses, in absolute dollars, to increase as the Company develops silicon on insulator (SOI) technology (see discussion in the section titled "Factors Affecting Future Results" below) and focuses its new product development efforts. However, there can be no assurance that net revenues will increase at the same rate as anticipated research and development expenses.

Marketing, selling and general and administrative expenses of $2.8 million increased $0.4 million, or 16.4%, when compared to the third quarter of fiscal 1998. This increase is primarily due to higher consulting fees, salaries, sales commissions and management incentives. As a percentage of net revenues, marketing, selling and general and administrative expenses during the third quarter of fiscal 1999 increased to 21.8% from 20.7% for the third quarter of fiscal 1998.

For the first nine months of fiscal 1999, marketing, selling and general and administrative expenses of $8.0 million increased $0.4 million, or 5.3%, when compared to the first nine months of fiscal 1998. This increase is primarily due to higher consulting fees, salaries, sales commissions and management incentives during the third quarter of fiscal 1999. As a percentage of revenues, marketing, selling and general and administrative expense for the first nine months of fiscal 1999 and 1998 were relatively flat at 21.9% and 21.8% of net revenue, respectively.

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

Net income for the third quarter of fiscal 1999 was $1.5 million compared to net income of $1.2 million for the same quarter of fiscal 1998. Net loss for the first nine months of fiscal 1999 was $5.6 million, or $0.61 per diluted share, including the previously discussed restructuring and other non-recurring pretax charges of $13.0 million. Excluding restructuring and other non-recurring charges, pro forma net income for the first nine months of fiscal 1999 was $2.5 million or $0.27 per diluted share compared to net income of $3.7 million or $0.38 per diluted share for the first nine months of fiscal 1998.

The Company's effective tax rate for the first nine months of fiscal 1999 differs from tax computed at the federal statutory rate due to state income taxes partially offset by the benefit from the foreign sales corporation and tax credits.

Factors Affecting Future Results

The Company sells its products to distributors and manufacturers in Asian countries that recently experienced an economic recession. The Company does not expect economic conditions in Asia to worsen or have a material adverse impact on the Company's results of operations in the near term. However, should the economic conditions in this region worsen, become prolonged, or affect other countries where the Company generates significant revenues, there can be no assurance that the Company's results of operations will not be adversely impacted in the future.

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

During second and third fiscal quarters of 1999, the Company experienced a trend towards shorter than historical order lead times. This affects the Company's ability to forecast future revenues, profitability and limits forward business climate visibility. The Company is reacting to shorter lead times by continuing efforts to reduce production cycle time and expects inventory as a percent of revenues to increase. If the Company is unable to maintain adequate levels of inventory to satisfy actual product demand, the future results of operations could be materially adversely impacted.

The Company expects to expend approximately $2.3 million on capital expenditures during the remainder of fiscal 1999. Additionally, the Company anticipates significant continuing capital expenditures in the next several years. There can be no assurance that the Company will not be required to seek debt or equity financing to satisfy its cash and capital needs or that such financing will be available on terms satisfactory to the Company. If such financing is required and if such financing were not available on terms satisfactory to the Company, its operations would be materially adversely affected.

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

Part of the Company's future bipolar product development strategy includes the development of an alternative form of silicon-on-insulator ("SOI") technology called bonded wafers. The Company currently believes that, if successful, the bonded wafer technology could provide technologically advanced products at a lower cost than the current dielectric isolation complementary bipolar technology. Management believes that the development of a viable SOI process technology is virtually complete. However, there can be no assurance that SOI wafer technology can be successfully implemented in a timely manner or that it will provide the desired improvements over the Company's current technology. Significant delays or cancellation of the development of the bonded wafer technology and/or manufacturing problems associated with transferring the Company's current product line to this technology would have a material adverse affect on the Company's business and results of operations. In addition, delays or cancellation of the development of this technology could materially adversely affect the Company's new product development program.

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

The Company believes its products are Y2K compliant. However, the Company could be negatively affected to the extent its major suppliers, vendors and customers have not successfully addressed year 2000 issues and the Company has initiated formal communications with all its significant suppliers, vendors and customers to assess this exposure. The cost of implementing such a plan, which is being funded by income from operations and capital leases, has not been and is not expected to be material to the Company's operating results. The cost to address and remedy the Company's remaining year 2000 issues is estimated to be $0.2 million in fiscal 1999. The cost of the year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 1999 are cash and short-term investments of a record $17.0 million. Cash and short-term investments increased $7.6 million from $9.5 million at September 30, 1998. Additionally, at June 30, 1999, the Company had a revolving credit line of $5.0 million, all of which was unused and available. The line of credit expires on June 30, 2000. Borrowings under this line are secured by a first priority security interest in virtually all the Company's assets except for certain capital assets previously acquired under lease agreements. The agreement contains certain covenants that include a restriction on the declaration and payment of cash dividends and restrictions on business mergers, acquisitions and investments. The Company was in compliance with all covenants at June 30, 1999.

Net cash provided by operations was $9.6 million for the first three fiscal quarters of 1999. Cash provided by investing activities was $1.5 million. This increase was primarily due to reinvesting maturities of short-term investments in cash equivalents with maturities less than 90 days partially offset by purchases of fixed assets. Financing activities used $0.8 million primarily due to payments of lease obligations and long-term liabilities partially offset by proceeds form exercise of employee stock options.

The Company believes that its cash and equivalents, short-term investments, line of credit, borrowing capacity, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements for the next twelve months. Any major change in the nature of the Company's business, such as the acquisition of products, the design of products not currently under development or the need for significant unplanned capital expenditures could change the Company's capital requirements. To the extent the Company requires additional cash, there can be no assurance that the Company will be able to obtain financing with favorable terms, or at all.

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 1999, the fair value of the approximately $15.7 million portfolio would decline by an immaterial amount. The Company presently intends to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden short-term change in market interest rates on its securities portfolio.

At June 30, 1999, the Company had approximately $4.7 million of outstanding obligations under capital lease arrangements and long-term debt. These borrowings do not carry variable interest rates. Accordingly, if interest rates were to increase 10 percent, no material impact on the Company's net income or cash flows would result. The Company does not hedge any interest rate exposures.

Foreign Currency Exchange Risk. Yen is the functional currency of the Company's subsidiary in Japan. The Company does not currently enter into foreign exchange forward contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, the Company does maintain cash balances denominated in Yen. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at June 30, 1999, the fair value of these foreign currency amounts would decline by an immaterial amount.

PART II - OTHER INFORMATION


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

         Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended June 30, 1999

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANTEC SEMICONDUCTOR, INC.
(Registrant)



Date: August 2, 1999                        By: /s/ Ephraim Kwok
                                                ------------------
                                                Ephraim Kwok
                                                Chief Financial Officer (duly
                                                authorized officer and
                                                principal financial officer)

                                  EXHIBIT INDEX

Exhibit

27.1     Financial Data Schedule