Form 10-K405
period 1999-10-03
ELANTEC SEMICONDUCTOR INC
filed 1999-12-09
CIK 949872

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

     x    Annual   Report  Pursuant  to Section  13 or  15(d) of the  Securities
    ---   Exchange Act of 1934 for the Fiscal Year Ended October 3, 1999.

                                       OR

          Transition  Report  Pursuant to  Section 13 or 15(d) of the Securities
    ---   Exchange  Act of 1934 for the Transition Period from _____ to ______ .

                        Commission File Number 000-26690
________________________________________________________________________________

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

________________________________________________________________________________

           Securities registered pursuant to Section 12(b) of the Act:

           None                                        None
   (Title of each class)             (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                         Preferred Stock Purchase Rights

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

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on October 29, 1999 as reported on the Nasdaq National Market: $201,194,902. This calculation does not include a determination that persons are affiliates for any other purpose.

Number of shares outstanding of the registrant's common stock as of October 29, 1999: 9,412,627

                                  _____________

                       Documents Incorporated By Reference

Items 10, 11, 12 and 13 of Part III incorporate information by reference to portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held January 14, 2000.

================================================================================

                                           ELANTEC SEMICONDUCTOR, INC.
                                                    FORM 10-K

                                  For the Fiscal Year Ended September 30, 1999.
                                                Table of Contents
                                                     PART I

                                                                                                            Page
                                                                                                            ----
Item 1.       Business...........................................................................              3

Item 2.       Properties.........................................................................             14

Item 3.       Legal Proceedings..................................................................             14

Item 4.       Submission of Matters to a Vote of Security Holders................................             14

                                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..............             15

Item 6.       Selected Financial Data............................................................             16

Item 7.       Management's Discussion and Analysis of Financial Condition and Results

              of Operations......................................................................             17

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.........................             23

Item 8.       Financial Statements and Supplementary Data........................................             25

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial

              Disclosure.........................................................................             26

                                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.................................             27

Item 11.      Executive Compensation.............................................................             27

Item 12.      Security Ownership of Certain Beneficial Owners and Management.....................             27

Item 13.      Certain Relationships and Related Transactions.....................................             27

                                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................             28

Signatures    ...................................................................................             52


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


ITEM 1:  BUSINESS

Elantec Semiconductor, Inc. ("Elantec" or the "Company") designs, manufactures and markets high performance analog integrated circuits primarily for the video, optical storage, integrated DC:DC, and xDSL markets. The Company targets high growth commercial markets in which advances in digital technology are driving increasing demand for high speed, high precision and low power consumption analog circuits. Electronic system manufacturers in these markets typically have requirements for analog circuits with particular precision, linearity, speed, power and signal amplification capabilities. The Company addresses these requirements with standard products that serve several markets and application specific standard products ("ASSPs") designed for specific markets and applications. By offering both standard products and ASSPs, the Company seeks to broaden its customer base with standard products and to expand product sales to new and existing customers with ASSPs that meet their specific requirements. The Company offers approximately 150 products, such as amplifiers, drivers, faders, transceivers and multiplexers, most of which are available in multiple packaging configurations. The Company fabricates its products at the Company's internal manufacturing facility in Milpitas, California as well as third party wafer foundries.

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

The Company believes that the pervasive use of digital integrated circuits in electronic systems and the rapid advances in digital technology are driving increasing demand for high performance analog products.

Product Markets and Applications

Elantec targets four high growth commercial markets where it believes there is an increasing demand for analog solutions: video, optical storage, integrated DC:DC, and xDSL. In each of its target markets, the Company offers a family of standard products and ASSPs that are designed to be used as building blocks by addressing a number of common component requirements, thereby providing more effective solutions for electronic systems designers. Most of the Company's standard products are used in more than one of these markets, while in general each ASSP is used in only one specific market.

The following table sets forth examples of typical applications of the Company's products in each of the four target commercial markets and representative applications:

    ------------------------------- ----------------------------------------
                Market                       Typical Applications

    ------------------------------- ----------------------------------------
    Video                           Overhead Displays
                                    Set Top Converters
                                    Special Effects Generators
                                    Switchers/Routers
                                    Video Cameras
                                    Video Distribution Networks
                                    Video Signal Processing
                                    Workstations
    ------------------------------- ----------------------------------------
    Optical Storage                 CD Rewritable Drives
                                    DVD Rewritable Drives
                                    DVD Read-Only Drives
                                    Camcorders
                                    Video Digital Recorders
    ------------------------------- ----------------------------------------
    Integrated DC:DC                DSP based Portable Devices
                                    Video Boards
                                    Networking Boards
                                    Internet Appliances
                                    Portable Instruments
                                    Test Equipment
    ------------------------------- ----------------------------------------
    xDSL                            ADSL Transceivers
                                    HDSL Transceivers

    ------------------------------- ----------------------------------------

Primary Markets

Video. Video images are increasingly being incorporated into electronic applications such as multimedia computing and communications. This trend is creating increasing demand for high speed amplifiers and specialty analog circuits for the processing and display of video signals. The Company focuses on several segments of the video market, including displays (CRT and flat panels), set top converters, special effects generators, studio equipment and video distribution networks.

Optical Storage. Optical storage, in the form of CD-ROM, has grown significantly in recent years as the media of choice for software and music. More recently, optical recordable devices such as CD-R, CD-R/W, and DVD Rewritables are increasingly being adopted in the marketplace. The Company is currently providing products that control the laser diode driver for optical disk drives and products for CD read/write and DVD read/write applications.

Integrated DC:DC. The proliferation of high density, small geometry digital integrated circuits drive the increasing demands for DC:DC converters. Discrete components such as PWM, rectifiers, and FET are used to build DC:DC converter solutions. For portable devices, as the form factor gets smaller and space becomes a premium, the demands for single chip, integrated converter solution should increase. The Company's strategy is to provide highly integrated DC:DC converters in a single chip implementation that is on cost parity to multiple chip implementation. The Company targets its integrated DC:DC products for DSP powered portable devices, Personal Digital Assistants, portable instrumentation and other devices.

xDSL. The convergence of communications and computers has also created opportunities for high performance analog circuits. For example, electronic communications through telephone lines increasingly include both digital and analog information such as audio, video and data and require digital and analog circuits to transmit and process them. In this market, the Company supplies transceivers and high speed amplifiers for Asymmetrical Digital Subscriber Line ("ADSL") and High Bit Rate Digital Subscriber Line ("HDSL") techniques for increasing the rate at which data is transmitted over twisted-pair wires such as conventional telephone lines. This is important for emerging communications applications related to Internet access.

Other Markets

In addition to its primary markets, the Company historically has provided products to electronic systems manufacturers in the military and automotive markets.

Military. The Company has historically offered products for a variety of military applications. On July 1, 1997 the Company announced that it would discontinue its military hybrid products. This product line accounted for 10.0%, 8.4% and 7.9% of product revenues in 1999, 1998 and 1997, respectively. Orders for these discontinued products were accepted through the middle of 1998 with last shipments from the factory ending in the fourth quarter of fiscal 1999. There will be no more shipments of military hybrid products starting fiscal 2000. However, the Company does not expect the discontinuance of this product line to have a material impact on the Company's future results from operations.

Automotive. In February 1993, the Company entered into an exclusive agreement with Aisin Seiki Co., Ltd. ("Aisin"), a manufacturer of automotive parts in Japan and a member of the Toyota group of companies. Under the terms of the agreement, Elantec licensed to Aisin certain proprietary Elantec technology to design and manufacture analog integrated circuits for the automotive market. In return, the Company received technology license fees and royalty payments upon the sale of products derived therefrom. The agreement terminated in February 1998 and provided for payments to Elantec totaling $7.0 million. Payments were received ratably during fiscal 1993-1998 and as of September 30, 1998, all revenues under the agreement had been received. The Company did not receive any payments in fiscal 1999. The Company did not renew the license agreement and no manufacturing relationship with Aisin currently exists.

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

Application Specific Standard Products. For the video market the Company offers a variety of ASSPs that can be used as standard building blocks to provide solutions to the video system designer for many common video circuit designs. Sync separators are timing circuits that control the position and stability of the video image on a video display. D.C. restoration circuits restore to the correct voltage level a video signal that has been amplified and processed in order to ensure accurate transfer of video information. Video multiplexers allow multiple video inputs to be connected to a single output in a selected manner. Faders combine separate signals in different ratios for special effects such as the fading of one video image into another. For the optical storage market, laser diode drivers control the performance of the laser diode used in the read/write mode in optical storage pick-up heads. The Company's Integrated DC:DC converter circuits convert supply voltages from 5 volts to a lower voltage required by modern microprocessors and digital signal processors (DSP). In the xDSL market, transceivers are used to transmit and receive high speed analog signals containing encoded digital information over twisted pair telephone lines.

Sales and Distribution

The Company sells its products both directly to customers, with the assistance of independent sales representatives, and indirectly through independent distributors. The Company's direct sales force consists of sales managers and field application engineers who support customers, sales representatives and distributors in each major geographic market. The sales staff and field application engineers are located at the Company's Milpitas, California headquarters and in field offices in Massachusetts, New Hampshire, United Kingdom and Japan.

In North America, the Company sells its products through approximately 21 independent sales representative organizations having a total of approximately 55 offices and four distributors having a total of approximately 104 locations. These distributors are entitled to price rebates on unsold inventory if the Company lowers the prices of its products. In addition, on a semi-annual basis, these distributors are permitted to return for credit against purchases of an equivalent dollar value of products up to 5% of their total product purchases during the most recent six-month period.

In fiscal 1999, 1998 and 1997, sales to Insight Electronics, Inc. represented approximately 10%, 11% and 12% of the Company's net revenues, respectively. See
Note 1 of Notes to Consolidated Financial Statements.

Outside North America, the Company sells its products through a network of international distributors. Such international sales represented approximately 57%, 53% and 54% of the Company's net product revenues, excluding Aisin contract revenues, in fiscal 1999, 1998, and 1997, respectively.

Sales to Microtek International, Inc. in Japan represented approximately 30%, 23% and 14% of net product revenues in fiscal 1999, 1998 and 1997, respectively. See Note 1 of Notes to Consolidated Financial Statements.

In connection with its international sales, the Company is subject to the normal risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, changes in legislation or regulations relating to the import or export of semiconductor products, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. Because certain sales of the Company's products are denominated in United States dollars, fluctuations in the value of the dollar could increase the prices in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. The Company denominates certain sales transactions in Japanese Yen. The Company has established a foreign currency-hedging program, utilizing foreign currency forward exchange contracts, or forward contracts of various duration to hedge trade receivables denominated in Japanese Yen. Under this program, gains and losses on the forward contracts mitigate the risk of material foreign currency transaction gains and losses and offset increases or decreases in the Company's foreign currency receivables. The Company does not use forward contracts for trading purposes. The Company believes that the use of foreign currency financial instruments should reduce the risks that arise from conducting business in international markets. Additionally, currency exchange fluctuations could reduce the cost of products from the Company's foreign competitors and also reduce the amount of revenue from sales of the Companies products denominated in foreign currencies.

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

The Company's approach to new product development is driven by specific market requirements in addition to advances in technology and design methodology. The Company has adopted a systematic approach of using its field application engineers and strategic marketing personnel to identify market opportunities for new high performance products, contacting other customers to determine whether there is an opportunity to develop products that will be applicable to a broad range of customers in the Company's target markets and consulting with the Company's circuit designers and marketing personnel to define ASSPs for the target markets.

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

Dielectric Isolation Technology. Dielectric isolation is a manufacturing technique that uses insulating oxide to isolate transistors from each other electrically. This technique has the inherent advantages of low electrical capacitance, which allows high speed signal processing and minimizes cross-talk or unwanted interference from other signals, and higher voltage operation, which is useful for instrumentation and many other analog applications.

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

Sales of dieletric isolation products represented approximately 35%, 47% and 67% of the Company's net product revenues in fiscal 1999, 1998 and 1997 respectively. The process for manufacturing dielectrically isolated integrated circuits is more complex than processes for junction isolation bipolar manufacturing, and the number of foundries that have the capability to produce dielectrically isolated semiconductor wafers is limited. The Company's dielectric isolation foundry that fabricates certain steps of the process discontinued supplying this technology in the fourth fiscal quarter of 1998. Currently, the Company internally processes all dielectric isolated wafer steps except one out-sourced step. The Company's results of operations would be materially adversely affected if the supply of this out-sourced process step is interrupted.

The Company utilizes various external foundries for the production of bipolar and CMOS wafers. Sales of these products collectively represented approximately 55%, 44% and 23% of the Company's net product revenues in fiscal 1999, 1998 and 1997, respectively. The Company believes that it has good long-term relationships with its foundries. However, any interruption in the supply of wafers from the Company's foundries would have a negative impact on the Company's business and results of operations until an alternate source could be established. Although the Company believes that it could develop alternative sources of supply, there can be no assurance that the Company could do so in a timely manner to prevent such a material adverse impact.

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

The Company has assembled a team of highly skilled analog design engineers. As performance demands have increased the complexity of analog circuits, the design and development process has become a multi-disciplinary effort, requiring expertise ranging from detailed knowledge of device physics to expertise in device placement and packaging to avoid unwanted cross-talk and signal interference. The Company supports its key designers with an infrastructure of process engineers, product engineers and test engineers who perform various support functions and allow the designers to focus on the core elements of the design.

As part of its future bipolar product development strategy, the Company is developing a silicon on insulator (SOI) technology called bonded wafers. Bonded wafer technology uses two flat oxidized silicon wafers that are thermally bonded to one another, after which one wafer is precisely ground and polished to form a thin silicon layer supported by the insulating oxide and the remaining silicon wafer. This thin silicon layer is suitable for making individual elements of the semiconductor circuits that are electrically isolated from each other by insulating oxide to provide performance characteristics superior to those achievable with other technologies such as dielectric isolation and junction isolation. The Company believes that, if successful, the bonded wafer technology could provide technologically advanced products at a lower cost than the current dielectric isolation complementary bipolar technology. However, there can be no assurance that the development of the bonded wafer technology can be successfully accomplished in a timely manner or that it will provide the desired improvements over the Company's current technology. In addition, the bonded wafer technology being developed by the Company could be supplanted by alternative new technologies and, the bonded wafer technology, if successful, may not be successfully transferred to an external foundry. Significant delays or cancellation of the development of the bonded wafer technology and/or manufacturing problems associated with transferring the Company's current product line to this technology could materially adversely affect the Company's business and results of operations.

In fiscal 1999, 1998 and 1997, the Company spent $7.8 million, $7.2 million and $6.2 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

Patents and Licenses

The Company seeks to protect its proprietary technology through patents and trade secret protection. Currently, the Company holds 40 United States patents and five foreign patents, expiring on various dates between the years 2005 and 2017 and has additional pending United States patent applications, although there can be no assurance that any patents will result from these applications. While the Company intends to continue to seek patent coverage for its products and manufacturing technology where appropriate, the Company believes that its success depends more heavily on the technical expertise and innovative abilities of its personnel than on its patent position. Accordingly, the Company also relies on trade secrets and confidential technological know-how in the conduct of its business. There can be no assurance that the Company's patents or applicable trade secret laws provide adequate protection for the Company's technology against competitors who may develop or patent similar technology or reverse engineer the Company's products. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe and Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

Competition

The semiconductor industry is intensely competitive and is characterized by rapid technological change, product obsolescence and price erosion in many markets. The analog integrated circuit segment of the semiconductor industry is also intensely competitive, and many major semiconductor companies presently compete or could compete in some segment of the Company's market. Most of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources and broader product lines than Elantec. The Company also competes indirectly with the in-house design staffs of certain of its customers, which often provide alternative solutions to individual analog systems requirements. The Company's current primary competitors are Analog Devices, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., Toshiba and National Semiconductor Corporation. As the Company expands its product line, it expects that competition will increase with these and other domestic and foreign companies. Although foreign companies have not traditionally focused on the high performance analog market, many foreign companies, particularly certain Asian companies, have the financial and other resources to participate successfully in these markets, and there can be no assurance that they will not become formidable competitors in the future.

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

Employees

At September 30, 1999, the Company had 175 full time employees. The Company believes that its future success will depend, in part, on its ability to attract and retain qualified technical and manufacturing personnel. This is particularly important in the areas of product design and development, where competition for skilled personnel, particularly those with analog experience, is intense. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

In November 1998, David O'Brien, the Company's President and Chief Executive Officer resigned from the Company. On April 1, 1999, James V. Diller, Director and Chairman of the Board, assumed the position of Chairman, President and Chief Executive Officer, a position he previously held on an interim basis.

Executive Officers and Directors of the Company

The executive officers and directors of the Company are as follows:

Name                       Age   Positions
----                       ---   ---------
James V. Diller (1)         64   President, Chief Executive Officer and Chairman
                                 of the Board

Ephraim  Kwok               45   Vice President of  Finance & Administration and
                                 Chief Financial Officer

Richard E. Corbin           64   Vice President of Technology

Ralph S. Granchelli, Jr.    44   Vice President of Marketing

Chuck K. Chan (1,2)         49   Director

Alan V. King (1,2)          64   Director

Umesh Padval                42   Director

----------------
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

Mr. Diller has been the Company's President and Chief Executive Officer since April 1999 and prior to this served as interim President and Chief Executive Officer since November 1998. In addition, Mr. Diller has been Chairman of the Board since 1997 and was previously a Director of the Company since 1986. Mr. Diller was a Founder of PMC-Sierra, Inc. a communications semiconductor company, was its President and Chief Executive Officer from 1983 to 1997 and is currently its Chairman of the Board. Mr. Diller holds a B.S. degree in physics from the University of Rhode Island.

Ephraim Kwok has served as Vice President of Finance & Administration and Chief Financial Officer since January 1998. From June 1996 through December 1997, Mr. Kwok served as Vice President of Finance & Administration and Chief Financial Officer of Ascent Logic Corporation. From September 1989 through June 1996, Mr. Kwok served as Chief Operating Officer and Chief Financial Officer of KMOS Semiconductor. Mr. Kwok holds a B.S. degree from the University of California, Davis and a M.B.A. degree from the University of California, Berkeley.

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

Dr. Chan has been a Director of the Company since January 1992 and also served as a Director from 1983 to 1984. Dr. Chan has been a Partner in Alpine Technology Ventures, a venture capital firm, since December 1994 and was a Partner in Associated Venture Investors, a venture capital firm from 1982 to 1996. In addition, Dr. Chan serves on the Board of a number of privately held companies. Dr. Chan holds B.S., M.S. and Ph.D. degrees in physics from the Massachusetts Institute of Technology and a M.B.A. degree from Harvard University.

Mr. King has been a Director of the Company since December 1997. Mr. King has been Chairman of the Board and Chief Executive Officer of Volterra Semiconductor Corporation, a start-up company developing power management integrated circuits, since September 1996. Mr. King was President and Chief Executive Officer of Silicon Systems, Inc., a semiconductor company, from September 1991 to November 1994 and was President and Chief Executive Officer of Precision Monolithics, Inc., a semiconductor company, from September 1987 to September 1991, and from September 1986 to September 1987 he was its Executive Vice President. Mr. King holds a B.S. degree in ceramic engineering from the University of Washington.

Mr. Padval was appointed a Director of the Company in November 1999. Mr. Padval has been the President of C-Cube Microsystem's Semiconductor Division since October 1998, managing all aspects of C-Cube's semiconductor business, which focuses on providing digital video solutions into the communications and consumer markets. Mr. Padval joined C-Cube Microsystems from VLSI Technology, Inc., where he was Senior Vice President and General Manager of the Digital Entertainment Division from May 1997 to October 1998. Prior to this role, Mr. Padval served in several Business Unit Management, Sales and Marketing roles at VLSI Technology, Inc from September 1987. Mr. Padval holds a B.S. degree in engineering from the Indian Institute of Mumbai, India; a M.S. degree in engineering from Pennsylvania State University; and a M.S. degree in engineering from Stanford University.

Each director holds office until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal. Each officer was chosen by the Board of Directors and serves at the pleasure of the Board of Directors until his successor is appointed or until his earlier resignation or removal.


ITEM 2:  PROPERTIES

The Company leases approximately 39,000 square feet of space located in Milpitas, California for its manufacturing and engineering functions pursuant to a lease that expires on June 30, 2005. In addition, the Company has a seven year lease expiring on October 1, 2003 for a total of approximately 24,000 square feet of space located adjacent to the Milpitas manufacturing facility for administrative functions. The Company also leases approximately 1,331 square feet of space for its sales office in Boston, Massachusetts, approximately 300 square feet for its sales office in Nashua, New Hampshire, approximately 1,112 square feet for its sales office in Wokingham, England, approximately 1,457 square feet for its technical center in Yokohama, Japan, and approximately 4,137 square feet of warehouse space in Milpitas, California. The Company believes that its current facilities are adequate to meet its current requirements for the near term. See Notes to Consolidated Financial Statements.


ITEM 3:  LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings arising in the ordinary course of its business. These actions include employee-related issues. While it is not feasible to predict or determine the outcome of these maters, the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock

Elantec's Common Stock has been traded on the Nasdaq National Market under the Nasdaq symbol "ELNT" since the Company's initial public offering on October 11, 1995. As of September 30, 1999, there were approximately 189 stockholders of record, and the Company believes there are in excess of 3,400 beneficial stockholders of its Common Stock. The high and low closing sale prices of Elantec's Common Stock on the Nasdaq National market for each fiscal quarter for Elantec's last two fiscal years were as follows:


                      Common Stock Prices
--------------------------------------------------------------------------------
                                                       HIGH           LOW
                                                  ------------------------------
Quarter ended September 30, 1999                   $    21.250     $   12.750
Quarter ended June 30, 1999                        $    13.563          6.375
Quarter ended March 31, 1999                       $     6.875          3.625
Quarter ended December 31, 1998                    $     4.750          2.313


Quarter ended September 30, 1998                   $     5.750     $    3.000
Quarter ended June 30, 1998                             10.750          5.000
Quarter ended March 31, 1998                             9.750          5.375
Quarter ended December 31, 1997                          7.875          5.250



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

                                                                                 September 30 (1)
                                                            1999          1998          1997          1996          1995
                                                        --------------------------------------------------------------------
                                                                       (in thousands, except per share data)
Consolidated Statement of Operations Data:
     Net revenues                                            $50,662     $46,210      $35,388        $6,806      $26,884
     Gross profit                                             23,869      21,379       15,277         8,798       13,928
     Income (loss) from operations                            (6,769)      4,261          177         4,300        2,887
     Income (loss) before taxes                               (6,641)      4,522          647         4,761        2,951
     Net income (loss) (2)                                   $(3,875)    $ 7,205      $   566        $4,389      $ 2,713
     Earnings (loss) per basic share (3)                     $ (0.42)    $  0.79      $  0.06        $ 0.52      $  1.46
     Earnings (loss) per diluted share (3)                   $ (0.42)    $  0.75      $  0.06        $ 0.47      $  0.34
     Number of shares used in computing:
           Basic per share amounts (3)                         9,256       9,135        8,881         8,505        1,858
           Diluted per share amounts (3)                       9,256       9,636        9,323         9,332        7,874


                                                            1999          1998          1997          1996          1995
                                                        --------------------------------------------------------------------
                                                                                   (in thousands)

Consolidated Balance Sheet Data:
     Working capital                                         $21,528     $16,786      $18,287       $17,638       $6,854
     Total assets                                             43,871      47,544       37,091        35,246       20,910
     Long-term obligations                                     4,585       4,354        3,336         1,566        1,313
     Total stockholders' equity                               29,526      32,277       24,803        24,074       11,142

-------------------------
(1) The Company's fiscal periods end on the Sunday closest to the end of the calendar period. For ease of presentation, each fiscal period has been shown as ending on September 30.

(2) In the first quarter of fiscal 1999, the Company recorded unusual pre-tax charges of $13.0 million resulting from the Company's conclusion that projected production volume and related cash flow from the Company's internal fabrication facility were not sufficient to recover its carrying value. (See Note 11 of Notes to Consolidated Financial Statements.)

       During the fourth fiscal quarter of 1998, the Company reversed its valuation allowance for certain deferred tax assets in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." This resulted in an income tax benefit for fiscal 1998 of $3,930,000 or $0.32 per diluted share.

(3) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing earnings (loss) per share.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business".

Results of Operations

The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.

                                                         1999     1998     1997
                                                        ------------------------
Net revenues                                            100.0%   100.0%   100.0%
Gross profit                                             47.1     46.3     43.2
Operating expenses:
     Research and development                            15.4     15.6     17.6
     Marketing, sales, general and administrative        21.4     21.4     25.1
     Unusual charges                                     23.7       -        -
Income (loss) from operations                           (13.4)     9.2      0.5
Income (loss) before income taxes                       (13.1)     9.8      1.8
Net income (loss)                                        (7.6)    15.6      1.6

Net Revenues. Net revenues were $50.7 million in fiscal 1999, an increase of 10% over net revenues of $46.2 million in fiscal 1998. The increase in net revenues was due to an increase in unit shipments, while the average selling price for the Company's products remained relatively constant during the year. The Company continues to experience strong revenue growth in the optical storage market, which represented 26% of net revenues, up from approximately 8% of net revenues in fiscal 1998.

International revenues represented 57% of net revenues, up slightly from 53% of net revenues in fiscal 1998. Revenues from Japan and other Pacific Rim countries increased 24% over fiscal 1998 as a result of improvement in the economic and financial situation in the region.

In fiscal 1999, domestic revenues remained flat in absolute dollars compared to 1998, but as a percentage of revenues decreased to 43% of net revenues compared to 47% of net revenues in fiscal 1998.

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

International revenues in fiscal 1998 represented 53% of net revenues, down slightly from 56% of net revenues in fiscal 1997. Revenues from Japan and other Pacific Rim countries increased 25% over fiscal 1997 despite the economic and financial difficulties experienced by Japan and other countries in the region.

In July 1997, the Company announced that it would discontinue its military and commercial hybrid product. This product line accounted for 10%, 8.4% and 7.9% of product revenues in fiscal 1999, 1998 and 1997, respectively. Orders for these discontinued products were accepted through the middle of 1998 and last shipments to customers were made during the fourth quarter of fiscal 1999. There will be no more shipments of military hybrid products starting fiscal 2000. The Company does not expect the discontinuance of this product line to have a material impact on the Company's fiscal 2000 results from operations.

Gross Margin. Gross margin was $23.9 million or 47.1% of net revenues in fiscal 1999. The increase in gross margin as a percentage of net revenues, as compared to 46.3% in fiscal 1998, was due primarily to the absorption of fixed costs over a larger revenue base and improved manufacturing yields and pricing at third-party foundries. This was partially offset by higher unfavorable overhead variances relating to internal production and increased provisions for excess and obsolete inventory of approximately $1.0 million in the first quarter of fiscal 1999 as product mix shifted towards products manufactured by third party foundries. During the first quarter of fiscal 1999, the Company implemented a plan to restructure its manufacturing operations in response to a shift in the mix of products fabricated internally compared to products fabricated by outside foundries. During several quarters preceding the restructuring, production volume and revenue from products fabricated by outside foundries had generally increased, while the volume and revenue from internally fabricated products generally declined. As a result, the Company was in a position of significant over-capacity in its internal fabrication facility located in Milpitas, California.

In response the Company decided to move gradually toward a primarily outsourced model through a period of several years. The Company further decided to discontinue development of future dielectric process technology in favor of the more state of the art silicon-on-insulator technology, where volume production is expected to be outsourced. As a result of that decision, it was concluded that certain quantities of dielectric inventory in excess of known customer demand might become obsolete. Of the $1.0 million write-down in the first quarter of fiscal 1999, approximately $0.8 million related to work in process and approximately $0.2 million related to finished goods. The dielectric inventory value at December 31, 1998 prior to the write-down consisted of $3.2 million in work in process and $0.6 million in finished goods. The amount of this inventory on the balance sheet, after the write-down, at September 30, 1999 was $1.2 million in work in process and $0.5 million in finished goods.

Management expects improved overall margins due to changing product mix, new product introductions, better pricing from subcontractors and utilization of manufacturing capacity as the Company adjusts production to meet changing product demands. However, while the Company is working on programs to continue to improve manufacturing efficiencies, there can be no assurance that the Company will not encounter difficulties due to delays with technology introduction, changes in product mix, unfavorable manufacturing yields or other manufacturing difficulties in the future. Gross margin may continue to fluctuate from quarter to quarter.

Gross margin was $21.4 million or 46.3% of net revenues in fiscal 1998. The increase in gross margin as a percentage of revenues, as compared to 43.2% in fiscal 1997, was due primarily to the absorption of fixed costs over a larger revenue base and improved manufacturing yields and pricing at third-party foundries. This was partially offset by higher unfavorable overhead variances relating to internal production as product mix shifted towards products manufactured by third party foundries during the second half of fiscal 1998, and increased provisions for excess and obsolete inventory. Write-downs of excess and obsolete inventory were $1.5 million higher in fiscal 1998 over fiscal 1997.

Research and Development Expenses. Research and development (R&D) expenses were $7.8 million, $7.2 million and $6.2 million in fiscal 1999, 1998 and 1997 or 15.4%, 15.6% and 17.6% of net revenues, respectively. The increase in R&D expenses in fiscal 1999 as compared to 1998 was due primarily to an increase in staffing and related compensation of $0.3 million, particularly design engineering personnel, and higher spending of $0.3 million on new product designs. The increase in R&D expenses in fiscal 1998 over 1997 was also due to an increase in staffing, particularly design engineering personnel and higher spending for test and prototype materials.

Marketing, Sales, General and Administrative Expenses. Marketing, sales, general and administrative (SG&A) expenses were $10.8 million, $9.9 million and $8.9 million or 21.4%, 21.4% and 25.1% of net revenues in fiscal 1999, 1998 and 1997, respectively. The increase in SG&A expenses in fiscal 1999 over 1998 was due primarily to an increase in staffing and related payroll and benefit costs of $0.5 million and higher outside services costs of $0.4 million. As a percentage of net sales, SG&A remained flat in fiscal 1999 as such costs increased at the same rate as net revenue growth. The increase in SG&A expenses in fiscal 1998 as compared to 1997 was also due primarily to an increase in staffing and related payroll and benefit costs, increased legal expenses and higher consulting costs.

Unusual Charges. As discussed in gross margin section above, the Company in the first quarter of fiscal 1999 implemented a plan to restructure its manufacturing operations in response to a shift in the mix of products fabricated internally compared to products fabricated by outside foundries.

The Company's restructuring activities consisted primarily of a write down of certain equipment, a write-down of inventory, severance costs, and a write-down of previously capitalized patent costs (see Note 11 of Notes to Consolidated Financial Statements). These actions resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold. Approximately $12.7 million was utilized in fiscal 1999. Approximately $0.3 million will be utilized in fiscal 2000.

Interest and Other Income. Interest and other income was $0.5 million, $0.7 million and $0.8 million in 1999, 1998 and 1997, respectively. Interest income for 1999 decreased from 1998 due to lower rate of return on cash equivalents and short-term investments. The decrease from fiscal 1997 to 1998 was due to lower cash equivalents and short-term investments resulting primarily from cash disbursed and lease payments made in conjunction with the Company's fabrication facility expansion.

Provision/Benefit for Taxes on Income. The 1999 provision for taxes on income reflects the benefit from the unusual charges recorded by the Company in the first quarter of fiscal 1999. In addition, the Company reversed the remaining valuation allowance of $500,000 due to the conclusion that realization of the remaining deferred tax assets subject to the valuation allowance is more likely than not (see Note 7 of Notes to Consolidated Financial Statements).

Results for the fourth fiscal quarter of 1998 included a $3.1 million favorable tax adjustment resulting primarily from the reversal of the Company's valuation allowance for certain deferred tax assets at September 30, 1998.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Annual Report on Form 10-K, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors as, among others, delays in new product and process technology announcements and product introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under-utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation and other factors described below.

The Company continued to show steady revenue growth in fiscal 1999. However, over 75% of the Company's revenue in fiscal 1999 were derived from the video and optical storage markets. This is a market that is highly dependent on consumer spending. As a result, any significant downturn in the economic climate could lead to a slowdown of orders from the Company's customers. Also, a significant portion of the revenue generated from the video and optical storage market is driven by design wins with application specific standard products ("ASSPs"). Should the Company's ASSP's get designed out by some of the Company's customers, the Company's operating results could be adversely affected.

The Company sells its products to distributors and manufacturers in Asian countries that are currently recovering from an economic recession. Sales to this region represented 45% of the Company's net revenues in fiscal 1999. Additionally, 30% of 1999 net revenues were to Microtek International, Inc. in Japan (See Note 1 of Notes to Consolidated Financial Statements). The Company experienced a slight increase in revenues from these countries during fiscal 1999. However, should the region not be able to sustain this recovery, there can be no assurance that the Company's results of operations will not be adversely impacted in the future.

The Company utilizes various external foundries for the production of CMOS and bipolar wafers as well as certain process steps in the manufacturing of dielectric isolation wafers. The number of foundries that have the capability to process dielectrically isolated semiconductor wafers is limited. The Company has developed internal capability for a number of these dielectric isolation process steps and has secured an alternate vendor for one key process step. The Company was informed that the current dielectric isolation foundry would discontinue supplying this technology in the fourth fiscal quarter of 1998. The Company converted production of most process steps and secured a vendor for an additional key process step during the fiscal fourth quarter of 1998. Manufacturing problems encountered with the new supplier may have a material adverse effect on the Company's business and results of operations.

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

New products and process technology require significant research and development expenditures. However, there can be no assurance that the Company will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If the Company is unable to develop new products in a timely manner, and to sell them at gross margins comparable to the Company's current products, the future results of operations could be adversely impacted.

Part of the Company's future bipolar product development strategy includes the development of silicon-on-insulator ("SOI") technology called bonded wafers. The Company currently believes that, if successful, the bonded wafer technology could provide technologically advanced products at a lower cost than the current dielectric isolation complementary bipolar technology. However, there can be no assurance that SOI wafer technology can be successfully implemented in a timely manner or that it will provide the desired improvements over the Company's current technology. Significant delays or cancellation of the development of the bonded wafer technology could have a material adverse affect on the Company's business and results of operations. In addition, delays or cancellation of the development of this technology could adversely affect the Company's new product development program. From time to time, the Company has experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that the Company will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to its process technologies, ramping production and equipment failures. The Company depends on outside foundries for majority of its revenue. Any product delivery delays, quality and manufacturing problems from these foundries could adversely affect the Company's operating results.

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

The Company initiated a year 2000 remediation plan during fiscal 1997 to make the Company's primary and ancillary information systems year 2000 compliant. This plan included the implementation of year 2000 compliant financial application and manufacturing-execution software. The new financial applications software and upgraded manufacturing-execution software have been implemented. Based on current information, the Company believes that its internal computer systems are year 2000 compliant and that the risk of major disruption from these systems due to year 2000 issues is minimal.

The Company's current revenue is generated from products that will not generate any product warranty or product defect liability issues related to the year 2000 compliance. However, the Company could be negatively affected to the extent its major suppliers, vendors and customers have not successfully addressed year 2000 issues. Based on the response that the Company received from a survey of the major parties, with which the Company conducts business, the Company believes that the exposure to year 2000 issues is minimal.

The cost of implementing such a plan is being funded by income from operations and capital leases has not been and is not expected to be material to the Company's operating results. The cost to address and remedy the Company's remaining year 2000 issues is estimated to be $0.1 million in fiscal 2000. The cost of the year 2000 project (and the date on which the Company believes it will complete the year 2000 modification) are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash and short-term investments of $18.7 million at September 30, 1999. Additionally, at September 30, 1999, the Company had a revolving credit line of $5.0 million, all of which was unused and available. The line of credit expires June 30, 2000. The line bears interest at the bank's prime rate (8.25% at October 3, 1999). Borrowings under this line are secured by a first priority security interest in virtually all the Company's assets except for certain capital assets previously acquired under lease agreements. The agreement contains certain covenants that include a restriction on the declaration and payment of cash dividends and restrictions on business mergers, acquisitions and investments. The Company was in compliance with all covenants at September 30, 1999.

Cash and equivalents at September 30, 1999 increased by $11.6 million from September 30, 1998. Net cash provided by operations was $12.9 million during fiscal 1999. Investing activities used $0.8 million primarily due to the acquisition of $3.2 million in property, equipment and other assets (net of proceeds from disposition of property and equipment) which was partially offset by net sales of short-term investments of $2.4 million. Financing activities used $0.4 million primarily for payments on long-term debt of $0.1 million and payments on capital lease financing of $1.4 million, which was partially offset by proceeds from exercise of employee stock options of $1.2 million.

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


ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 1999, the fair value of the approximately $1.2 million portfolio would decline by an immaterial amount. The Company presently intends to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden short-term change in market interest rates on its securities portfolio.

At September 30, 1999, the Company had approximately $4.3 million of outstanding obligations under capital lease arrangements. As the lease payments associated with these arrangements do not have variable interest rates, an increase of 10 percent in short-term interest rates would not have a material impact on the Company's net income or cash flows. The Company does not hedge any interest rate exposures.

Since the Company does not have any significant exposure to changing interest rates because of the low levels of marketable securities with maturities more than 90 days, the Company did not undertake any specific actions to cover exposure to interest rate risk and the Company is not a party to any interest rate risk management transactions. The Company did not purchase or hold any derivative financial instruments for trading purposes.

Foreign Currency Exchange Risk. The Yen is the functional currency of the Company's subsidiary in Japan and the Company denominates certain sales transactions in Japanese Yen. The Company has established a foreign currency-hedging program, utilizing foreign currency forward exchange contracts, or forward contracts of various duration to hedge trade receivables denominated in Japanese Yen. Under this program, gains and losses on the forward contracts mitigate the risk of material foreign currency transaction gains and losses and offset increases or decreases in the Company's foreign currency receivables. The Company does not use forward contracts for trading purposes. The Company believes that the use of foreign currency financial instruments should reduce the risks that arise from conducting business in international markets.

The Company does not currently enter into foreign exchange forward contracts to hedge balance sheet exposures of its subsidiary in Japan and intercompany balances against future movements in foreign exchange rates. However, the Company does maintain cash balances denominated in Yen. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at September 30, 1999, the fair value of these foreign currency amounts would decline by an immaterial amount.

At the end of each fiscal month, all foreign currency assets and liabilities are revalued using the month end spot rate and the realized and unrealized gains and losses are recorded and included in net income as a component of other income, net.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following Financial Statements are filed as part of this Report.

                                                                        Page No.
                                                                        --------
        Report of Deloitte & Touche LLP, Independent Auditors............  30

        Report of Ernst & Young LLP, Independent Auditors................  31

        Consolidated Balance Sheets as of September 30, 1999 and 1998....  32

        Consolidated Statements of Operations for each of the three fiscal years in the period ended September 30, 1999..............  33

        Consolidated Statements of Stockholders' Equity and comprehensive income (loss) for each of the three fiscal years in the period ended September 30, 1999.........................................  34

        Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 30, 1999.....................  35

        Notes to Consolidated Financial Statements.......................  36


2.      INDEX TO SUPPLEMENTAL FINANCIAL INFORMATION

        Unaudited Interim Financial Information..........................  50


3.      INDEX TO FINANCIAL STATEMENT SCHEDULE

        The following financial statement schedule of Elantec Semiconductor, Inc. for the years ended September 30, 1999, 1998 and 1997 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Elantec Semiconductor, Inc.

        Schedule II - Valuation and Qualifying Accounts for each of the three fiscal years in the period ended September 30, 1999........  51

        ------------------

        Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 29, 1998, the Board of Directors of the Company approved the dismissal of the Company's independent accountants, Ernst & Young LLP, and the appointment of Deloitte & Touche LLP ("Deloitte & Touche") beginning with the fiscal year ended 1998. The report of Ernst & Young LLP for the fiscal year ended 1997 contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal year 1997 and the interim period from October 1, 1997 through May 29, 1998, there were no disagreements between the Company and Ernst & Young LLP on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young LLP would have caused it to make reference to the subject matter of the disagreement in connection with its report. No "reportable events" as described in paragraph (a)
(1) (v) of Item 304 of Regulation S-K occurred within the Company's fiscal year ended 1997, or the period from October 1, 1997 through May 29, 1998.

The Company did not consult with Deloitte & Touche during the fiscal year ended 1997, and the interim period from October 1, 1997 through May 29, 1998, on any matter which was the subject of any disagreement or any reportable event or on the application of accounting principles to a specified transaction, either completed or proposed.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to Directors and Executive Officers may be found in Part I hereof in the section captioned "Executive Officers and Directors of the Company." Information required by this Item with respect to filings by the Directors and Executive Officers under Section 16 of the Securities Exchange Act of 1934 may be found in the section captioned
"Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on January 14, 2000. Such information is incorporated herein by reference.


ITEM 11:  EXECUTIVE COMPENSATION

Information with respect to this Item may be found in the section captioned "Proposal No. 1 - Election of Directors - Director's Compensation", "Executive Compensation", "Employment Agreements", "Severance" and "Compensation Committee Interlocks and Insider Participation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on January 14, 2000. Such information is incorporated herein by reference.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on January 14, 2000. Such information is incorporated herein by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on January 14, 2000. Such information is incorporated herein by reference.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following documents are filed as part of this report:

     1. Financial Statements and Financial Statement Schedule -- See Index to Consolidated Financial Statements and Financial Statement Schedule at
         Item 8 on page 25 of this Report.

     2. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:


Exhibit
Number  Exhibit Title
------  -------------

3.01    --  Company's Certificate of Incorporation. (1)
3.02    --  Certificate  of  Designations  specifying  the terms of the Series A
            Junior Participating Preferred Stock of Registrant, as filed with the Secretary of State of Delaware o September 15, 1998. (2)
3.03    --  Company's Bylaws. (1)
4.01    --  Registration Rights Agreement dated August 12, 1988 by and among the
            Company and certain Stockholders and Warrantholders, as amended January 12, 1990 and as of August 4, 1995. (1)
4.02    --  Rights Agreement dated September 14, 1998 between  Registrant,  Bank
            Boston, N.A., as Rights Agent, which includes as Exhibit A the from of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (2)
10.01   --  Company's 1983 Stock Option Plan, as amended, and related documents.
            (1)/+
10.02   --  Company's  1994  Equity  Incentive  Plan,  as  amended,  and related documents. (1)/+
10.03   --  Form of Company's 1995 Equity Incentive Plan and related  documents.
            (3)/+
10.04   --  Form of  Company's  1995  Directors  Stock  Option  Plan and related documents. (3)/+
10.05   --  Form of Company's  1995  Employee  Stock  Purchase  Plan and related documents. (1)/+
10.06   --  Form of  Indemnification  Agreement entered into by the Company with each of its directors and executive officers. (1)
10.07   --  Form of Executive Compensation Agreement dated as of March 22, 1991, by and between the Company and David O'Brien. (1)/+
10.08   --  Form of Executive Compensation Agreement dated as of March 22, 1991, by and between the Company and each of Ralph Granchelli, Richard Corbin and Barry Siegel. (1)/+
10.09   --  Standard  Industrial/Commercial  Single-Tenant  Lease dated June 23,
            1993, by and between the Company and Robert Ruggles, including amendments one through five thereto. (1)
10.10   --  Distributor  Agreement  dated December 8, 1986,  between the Company and Insight Electronics, Inc. ("Insight"). (1)
10.11   --  Distributor Agreement dated October 1, 1989, between the Company and
            Insight. (1)
10.12   --  Distributor  Agreement  dated November 1, 1987,  between the Company and Marshall Industries. (1)
10.13   --  Distributor  Agreement dated March 7, 1994,  between the Company and
            Internix, Inc. (1)
10.14   --  Amendment  to  Standard  Industrial/Commercial  Single-Tenant  Lease
            dated June 23, 1993. (4)
10.15   --  Standard  Industrial/Commercial  Single-Tenant  Lease dated February
            20, 1996. (4)
10.16   --  Amendment  to  Standard  Industrial/Commercial  Single-Tenant  Lease
            dated February 20, 1996. (4)
10.17   --  Distributor  Agreement dated August 1, 1996, between the Company and
            Microtek Inc. (5)
10.18   --  Employment  Agreement  between the Company and Richard  Corbin dated
            March 15, 1999.
16.01   --  Letter regarding change of certifying accountants (6)
21.01   --  Subsidiaries of the Company.

23.01   --  Consent of Deloitte & Touche LLP, Independent Auditors.
23.02   --  Consent of Ernst & Young LLP, Independent Auditors.
24.01   --  Powers of Attorney (see page 52 of this Report).
27.01   --  Financial Data Schedule.

--------------------

   (1) Incorporated by reference to the Company's Registration Statement on Form S-1, filed August 24, 1995, as amended (File No. 33-96136).
   (2) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed September 16, 1998.
   (3) Incorporated by reference to the Company's Registration Statement on Form S-8, February 26, 1999 (File No. 333-73031).
   (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
   (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the quarter ended September 30, 1996.
   (6) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 5, 1998.
   (7) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 12, 1998.

--------------------

    +    Represents a management contract or compensatory plan or arrangement.

   (b) The Company filed no reports on Form 8-K during the last quarter of this fiscal year.
   (c)   Exhibits:
         The Registrant hereby files as part of this Report the exhibits listed in Item 14(a)(2), as set forth above.
   (d)   Financial Statement Schedules:
         The Registrant hereby files as part of this Report the financial statement schedules listed in Item 14(a)(1), as set forth above.

Independent Auditor's Report

To the Board of Directors and Stockholders of Elantec Semiconductor, Inc.

Milpitas, California:

We have audited the accompanying consolidated balance sheets of Elantec Semiconductor, Inc. and subsidiaries ("Company") as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended September 30, 1999 and 1998 listed in the index at Item 8(3). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elantec Semiconductor, Inc. and subsidiaries at September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the years ended September 30, 1999 and 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
November 1, 1999

                         Report of Independent Auditors

The Board of Directors and Stockholders
Elantec Semiconductor, Inc.

We have audited the accompanying consolidated balance sheet of Elantec Semiconductor, Inc. as of September 30, 1997 and the related accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended September 30, 1997 listed in the index at Item 14(a)(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elantec Semiconductor, Inc. at September 30, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

San Jose, California
October 22, 1997

                                                     Elantec Semiconductor, Inc.
                                                          and Subsidiaries
                                                     Consolidated Balance Sheets
                                         (in thousands, except share and per share amounts)

                                                                                                               September 30,
                                                                                                          1999               1998
                                                                                                        ---------------------------
Assets
Current assets:
   Cash and cash equivalents                                                                            $ 17,459           $  5,815
   Short-term investments                                                                                  1,204              3,651
   Accounts receivable, net of allowances of $1,384 in 1999
     and $1,076 in 1998                                                                                    4,946              5,207
   Inventories                                                                                             3,300              9,059
   Deferred income taxes                                                                                   3,278              3,367
   Prepaid expenses and other current assets                                                               1,101                600
                                                                                                        ---------------------------
Total current assets                                                                                      31,288             27,699
Property and equipment:
   Machinery and equipment                                                                                18,225             16,672
   Furniture and fixtures                                                                                    720                652
   Leasehold improvements                                                                                  3,126              1,494
   Construction-in-process                                                                                  --               10,637
                                                                                                        ---------------------------
                                                                                                          22,071             29,455
   Accumulated depreciation and amortization                                                             (13,306)           (10,830)
                                                                                                        ---------------------------
                                                                                                           8,765             18,625
Other assets, net                                                                                            946                657
Non-current deferred income taxes                                                                          2,872                563
                                                                                                        ---------------------------
Total assets                                                                                            $ 43,871           $ 47,544
                                                                                                        ===========================

Liabilities and stockholders' equity Current liabilities:

   Accounts payable                                                                                     $  3,698           $  4,108
   Income taxes payable                                                                                     --                  779
   Accrued salaries and benefits                                                                           1,538              1,462
   Other accrued liabilities                                                                                 818                458
   Deferred revenue                                                                                        2,266              2,626
   Current portion of capital lease obligations                                                            1,440              1,480
                                                                                                        ---------------------------
Total current liabilities                                                                                  9,760             10,913
Long-term capital lease obligations                                                                        2,840              4,354
Other long-term liabilities                                                                                1,745               --
Commitments and contingencies (Note 4)                                                                      --                 --
Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000 in 1999 and 1998                                                         --                 --
     Issued and outstanding shares - none
   Common stock, $.01 par value:
     Authorized shares - 25,000,000 in 1999 and 1998
   Issued and outstanding shares - 9,385,000 in 1999 and 9,188,000 in 1998                                    94                 92
   Additional paid-in capital                                                                             35,061             33,902
   Accumulated deficit                                                                                    (5,592)            (1,717)
   Accumulated other comprehensive loss                                                                      (37)              --
                                                                                                        ---------------------------
Total stockholders' equity                                                                                29,526             32,277
                                                                                                        ===========================
Total liabilities and stockholders' equity                                                              $ 43,871           $ 47,544
                                                                                                        ===========================

                                    See accompanying notes to consolidated financial statements.

                                                                 32

                                                     Elantec Semiconductor, Inc.
                                                          and Subsidiaries
                                                Consolidated Statements of Operations
                                              (in thousands, except per share amounts)

                                                                                                  September 30,
                                                                                   1999                 1998                 1997
                                                                                 --------------------------------------------------
Net revenues                                                                     $ 50,662             $ 46,210             $ 35,388
Cost of revenues                                                                   25,785               24,831               20,111
Cost of revenues - inventory write-down                                             1,008                 --                   --
                                                                                 --------------------------------------------------
 Gross profit                                                                      23,869               21,379               15,277

Operating expenses:
   Research and development                                                         7,796                7,228                6,234
   Marketing, sales, general, and administrative                                   10,833                9,890                8,866
   Unusual charges                                                                 12,009                 --                   --
                                                                                 --------------------------------------------------
        Total operating expenses                                                   30,638               17,118               15,100
                                                                                 --------------------------------------------------
Income (loss) from operations                                                      (6,769)               4,261                  177
Interest and other income, net                                                        528                  674                  759
Interest expense                                                                     (400)                (413)                (289)
                                                                                 --------------------------------------------------
Income (loss) before taxes                                                         (6,641)               4,522                  647
Provision for (benefit from) taxes on income                                       (2,766)              (2,683)                  81
                                                                                 --------------------------------------------------
Net income (loss)                                                                $ (3,875)            $  7,205             $    566
                                                                                 ==================================================

Earnings (loss) per share:
     Basic                                                                       $  (0.42)            $    .79             $   0.06
     Diluted                                                                     $  (0.42)            $    .75             $   0.06

Shares used in computing per share amounts:
     Basic                                                                          9,256                9,135                8,881
     Diluted                                                                        9,256                9,636                9,323


                                    See accompanying notes to consolidated financial statements.

                                                     Elantec Semiconductor, Inc.
                                                          and Subsidiaries
                                         Consolidated Statements of Stockholders' Equity and
                                                     Comprehensive Income (Loss)
                                                           (in thousands)

                                                                                        Accumulate
                                           Common Stock     Additional                     Other           Total           Total
                                        ------------------   Paid-In     Accumulated   Comprehensive   Stockholders'   Comprehensive
                                        Shares   Amount      Capital      Deficit           Loss          Equity       Income (Loss)
                                        --------------------------------------------------------------------------------------------
Balance at September 30, 1996             8,745      $ 87     $ 33,475    $ (9,488)         -             $ 24,074
   Exercise of stock options                274         3          160           -          -                  163
   Net income and comprehensive income        -         -            -         566          -                  566          $   566
                                        ---------------------------------------------------------------------------=================
Balance at September 30, 1997             9,019        90       33,635      (8,922)         -               24,803
   Exercise of stock options                169         2          267           -          -                  269
   Net income and comprehensive income        -         -            -       7,205          -                7,205          $ 7,205
                                         --------------------------------------------------------------------------=================
Balance at September 30, 1998             9,188        92       33,902      (1,717)         -               32,277
   Exercise of stock options                197         2          608           -          -                  610
   Tax benefit of stock option
     transactions                             -         -          551           -          -                  551
   Net loss                                   -         -            -      (3,875)         -               (3,875)         $(3,875)
   Foreign currency translation
   adjustment                                 -         -            -           -         $ (37)              (37)             (37)
                                                                                                                   -----------------
   Total comprehensive loss                                                                                                 $(3,912)
                                        --------------------------------------------------------------------------------------------
Balance at September 30, 1999             9,385      $ 94     $ 35,061    $ (5,592)        $ (37)         $ 29,526
                                        ============================================================================================

                                    See accompanying notes to consolidated financial statements.

                                                     Elantec Semiconductor, Inc.
                                                          and Subsidiaries
                                                Consolidated Statements of Cash Flows
                                                           (in thousands)

                                                                                                   September 30,
                                                                                      1999               1998               1997
                                                                                    -----------------------------------------------
Operating activities
Net income (loss)                                                                   $  (3,875)         $   7,205          $     566
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                                      3,134              2,610              2,022
      Deferred income tax                                                              (2,220)            (3,930)              --
      Loss on disposition of property and equipment                                      --                  389               --
      Inventory write-down                                                              1,008               --                 --
      Asset impairment                                                                 11,090               --                 --
     Changes in operating assets and liabilities:
       Accounts receivable                                                                261             (1,892)               860
       Inventories                                                                      4,751             (1,690)              (894)
       Prepaid expenses and other current assets                                         (501)                27                (73)
       Payables and accrued liabilities                                                  (421)             1,440                 32
       Deferred revenue                                                                  (360)               532             (1,049)
                                                                                    -----------------------------------------------
Net cash provided by operating activities                                              12,867              4,691              1,464

Investing activities
Purchase of available for sale investments                                            (78,476)           (79,487)          (114,576)
Sale and maturity of available for sale investments                                    80,923             81,925            115,150
Purchase of property and equipment                                                     (2,750)            (9,756)              (425)
Decrease (increase) in other assets                                                      (490)               (73)                20
                                                                                    -----------------------------------------------
Net cash provided by (used in) investing activities                                      (793)            (7,391)               169
Financing activities
Payments on capital lease obligations                                                  (1,427)              (936)              (426)
Payments on long-term debt                                                               (127)              (657)              (908)
Proceeds from exercise of stock options                                                 1,161                269                163
                                                                                    -----------------------------------------------
Net cash used in financing activities                                                    (393)            (1,324)            (1,171)
                                                                                    -----------------------------------------------
Effect of exchange rate changes on cash                                                   (37)              --                 --
                                                                                    -----------------------------------------------
Increase (decrease) in cash and cash equivalents                                       11,644             (4,024)               462
Cash and cash equivalents at beginning of period                                        5,815              9,839              9,377
                                                                                    -----------------------------------------------
Cash and cash equivalents at end of period                                          $  17,459          $   5,815          $   9,839
                                                                                    ===============================================
Supplemental disclosures of cash flow information
Lease and installment financing for capital equipment                               $       0          $   2,600          $   3,467
                                                                                    ===============================================
Interest paid                                                                       $     427          $     378          $     285
                                                                                    ===============================================
Taxes paid                                                                          $     220          $     808          $      57
                                                                                    ===============================================

                                    See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Significant Accounting Policies

Nature of Business. Elantec Semiconductor, Inc. (the "Company") designs, manufactures and markets high performance analog integrated circuits used in the video, optical storage, integrated DC:DC, and xDSL markets. Principal markets include sales in North America, Asia, Europe and other countries.

Fiscal Year.  The Company's  fiscal year ends on the Sunday closest to September
30. Fiscal years 1999, 1998, and 1997 ended on October 3, September 27, and September 28, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on September 30 for each fiscal year. Fiscal year 1999 included 53 weeks while fiscal years 1998 and 1997 included 52 weeks per year.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Such estimates include allowance for potentially uncollectible accounts receivable, inventory reserves, warranty costs, sales returns and accrued liabilities. Actual results could differ from those estimates.

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

Short-Term Investments. The Company's policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturities of less than one year. All of the Company's marketable investments are classified as "available-for-sale" and the Company views its available-for-sale portfolio as available for use in its current operations. At September 30, 1999, short-term investments consisted of corporate debt of $1,204,000, all maturing within one year. At September 30, 1998, short-term investments consisted of corporate debt of $1,901,000, auction-rate securities of $450,000, and US Treasury bills of $1,300,000. The following table is a summary of debt and money market auction preferred securities by contractual maturity at September 30, 1998 (in thousands):

                                                                       Amortized
                                                                         Cost
                                                                        ------
Maturing within one year                                                $  552
Maturing after one year and before three years                           2,649
Money market auction preferred securities                                  450
                                                                        ------
Total                                                                   $3,651
                                                                        ======

In accordance with Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classifies its short-term investments as "available-for-sale" securities and the cost of securities sold is based on the specific identification method. At September 30, 1999 there was no significant difference between the fair market value, determined by quoted market prices, and the underlying cost of such investments. Realized gains and losses were immaterial.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and short term investments, trade receivables and foreign exchange forward contracts.

The Company's policy is to place its cash and short-term investments with high credit quality institutions and limit the amount invested with any one institution or in any type of financial instrument. The Company does not hold or issue financial instruments for trading purposes.

The Company's products are sold to a wide variety of original equipment manufacturers through a direct sales force and to a network of distributors. The Company generally does not require collateral from its trade creditors. However, the Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, primarily letters of credit, if necessary.

Customers comprising 10% or greater of the Company's net revenues are summarized as follows:

                                                      September 30,
                                               1999        1998       1997
                                             -----------------------------------
Microtek International, Inc. - Japan            30%         23%        14%
Insight Electronics, Inc. - United States       10%         11%        12%


As of September 30, 1999 , Microtek International and Insight Electronics accounted for 44% and 11%, respectively, of the Company's trade receivables. The same customers accounted for 28% and 14%, respectively, of the Company's trade receivables at September 30, 1998.

Inventories. Inventories are stated at the lower of cost or market with actual cost determined using the first-in, first-out method.

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

Foreign Currency. The functional currency of the Company's foreign subsidiaries is the local currency of that country. Gains and losses resulting from foreign currency translations and net foreign currency transactions were immaterial in 1999 and 1998. There were no gains or losses resulting from foreign currency translations or net foreign currency transactions in 1997.

Advertising Expense. The Company expenses the costs of advertising as incurred. Advertising expense was approximately $671,000, $555,000, and $552,000 for the fiscal years ended September 30, 1999, 1998, and 1997, respectively.

Earnings (Loss) Per Share. Earnings (loss) per share (EPS) is computed as basic EPS using the weighted average number of shares of common stock outstanding and diluted EPS using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding from convertible preferred stock (using the if-converted method) and from stock options (using the treasury stock method).

Comprehensive Income. In the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income" (FAS 130 ). FAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components. Components of comprehensive income (loss) include net income (loss) and certain transactions that are reported directly to the consolidated statement of stockholders' equity.

2.  Recent Accounting Pronouncements

Derivative Investments and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Investments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurements of derivatives and hedging activities. The Company is required to adopt FAS 133 as amended during fiscal 2001 and does not expect the statement to have a significant effect on the Company's operating results.

3. Inventories

Inventories consisted of the following (in thousands):

                                                             September 30,
                                                          1999           1998
                                                  ------------------------------
Raw materials                                          $    45          $  498
Work-in-process                                          1,645           6,481
Finished goods                                           1,610           2,080
                                                  ------------------------------
                                                       $ 3,300          $9,059
                                                  ==============================

4. Commitments and Contingencies

The Company leases its principal facilities under operating leases that expire at various dates through 2005. The Company is generally responsible for taxes, assessments, maintenance and insurance under its leases. In addition, machinery and equipment included approximately $7,058,000 and $7,064,000 of equipment acquired under capital leases and approximately $4,857,000 and $1,662,000 of related accumulated amortization at September 30, 1999 and 1998, respectively. Amortization of capital leases is included in depreciation and amortization expense.

The following is a schedule by year of future minimum lease payments under capital and operating leases as of September 30, (in thousands):

                                                                   Operating
                                                Capital Leases       Leases
                                             -----------------------------------
2000                                                    $1,727          $ 954
2001                                                     1,591            915
2002                                                     1,073            853
2003                                                       428            740
2004                                                         -            476
Thereafter                                                   -            357
                                             -----------------------------------
Total minimum lease payments                             4,819          4,295
Amount representing interest                              (539)             -
                                             -----------------------------------
Present value of net minimum lease payments              4,280         $4,295
                                                               =================

Current portion                                         (1,440)
                                             ------------------
Long-term capital lease obligations                     $2,840
                                             ==================

Total rental expense on all operating leases was approximately $1,177,000, $812,000, and $689,000 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively. At September 30 1999, outstanding commitments to purchase capital equipment totaled approximately $0.8 million. The Company has a revolving credit line of $5.0 million, all of which was unused and available. The line of credit expires June 30, 2000. The line bears interest at the bank's prime rate (8.25% at October 3, 1999).

The Company is a party to a number of legal proceedings arising in the course of its business. These actions include employee-related issues. While it is not feasible to predict or determine the outcome of these matters, the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.

5. Stockholders' Equity

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

Employee Stock Purchase Plan. The Company has reserved and the stockholders approved 225,000 shares of common stock for issuance to eligible employees under the 1995 Purchase Plan (the Purchase Plan). Under the Purchase Plan, eligible employees, subject to certain restrictions, may purchase shares of common stock at a price equal to the lesser of 85% of the fair market value at either the beginning of each six-month offering period or the end of each six-month offering period. As of September 30, 1999, no shares have been issued under the Purchase Plan.

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

In December 1996, the Board of Directors approved and in February 1997, the stockholders approved the adoption of an amendment to the 1995 Equity Plan pursuant to which an additional 400,000 shares of the Company's Common Stock have been reserved for future issuance. In December 1997, the Board of Directors approved and in February 1998, the stockholders approved the adoption of an amendment to the 1995 Equity Plan pursuant to which an additional 400,000 shares of the Company's Common Stock have been reserved for future issuance. In November 1998, the Board of Directors approved and in January 1999, the stockholders approved the adoption of an amendment to the 1995 Equity Plan pursuant to which an additional 1,000,000 shares of the Company's Common Stock have been reserved for future issuance. Also in November 1998, the Board of Directors approved and in January 1999, the stockholders approved the adoption of an amendment to the 1995 Directors' Plan pursuant to which an additional 100,000 shares of the Company's Common Stock has been reserved for future issuance.

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

Additional information with respect to the Company's stock option plans follows:

                                                        Options Outstanding
                                                --------------------------------
                                                                    Weighted
                                       Shares        Number       Average Price
                                     Available     of Shares        Per Share
                                   ---------------------------------------------
Balance at September 30, 1996          442,743      1,372,152       $4.60
   Additional share reservation        400,000         -            $   -
   Options granted                  (1,422,457)     1,422,457       $4.76
   Options exercised                   -             (273,772)      $0.58
   Options canceled                    936,251       (936,251)      $6.90
   Options expired                        (882)        -            $   -
                                   ---------------------------------------------
Balance at September 30, 1997          355,655      1,584,586       $4.09
   Additional share reservation        400,000         -            $   -
   Options granted                  (1,195,856)     1,195,856       $5.86
   Options exercised                   -             (169,475)      $1.62
   Options canceled                    655,494       (655,494)      $7.07
   Options expired                        (375)        -            $   -
                                   ---------------------------------------------
Balance at September 30, 1998          214,918      1,955,473       $4.39
   Additional share reservation      1,100,000                          -
   Options granted                    (965,500)       965,500       $6.95
   Options exercised                   -             (196,932)      $3.12
   Options canceled                    180,918       (180,918)      $4.79
   Options expired                        (252)        -                -
                                   ---------------------------------------------
Balance at September 30, 1999          530,084      2,543,123       $5.43
                                   =============================================

The following table summarizes information about stock options outstanding at September 30, 1999:

                          Options Outstanding                                   Options Exercisable
--------------------------------------------------------------------------------------------------------
                                           Weighted
                                           Average        Weighted                         Weighted
                                          Remaining        Average                          Average
  Range of Exercise        Number        Contractual      Exercise        Number           Exercise
        Prices           Outstanding     Life (Years)       Price       Exercisable         Price
--------------------------------------------------------------------------------------------------------
$ 0.20  -  $ 3.63            636,829         7.54          $ 3.23          315,968          $ 2.86
$ 3.75  -  $ 4.13            231,500         9.23          $ 4.11            9,613          $ 3.91
$ 4.25  -  $ 4.25            579,939         7.67          $ 4.25          323,421          $ 4.25
$ 4.38  -  $ 6.38            612,035         8.99          $ 5.74          134,055          $ 5.88
$ 6.44  -  $ 21.25           482,820         8.69          $ 9.99          147,857          $ 7.21
--------------------------------------------------------------------------------------------------------
$ 0.20  -  $ 21.25         2,543,123         8.29          $ 5.43          930,914          $ 4.48
--------------------------------------------------------------------------------------------------------


At September 30, 1998 and 1997, 583,502 and 525,807 options were exercisable at weighted average exercise prices of $3.62 and $2.58, respectively.

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

The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:


                                                     Options
                            ---------------------------------------------------
                                  1999             1998             1997
                            ---------------------------------------------------
Expected life (years)                6.7               6.7              5.0
Expected volatility                 98.0%             80.0%            75.3%
Risk-free interest rate              6.0%              6.0%             6.0%

The weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $6.95, $3.72 and $3.44, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options' vesting period. The Company's historical and pro forma information follows (in thousands, except for per share information):

                                                         September 30,
                                                1999         1998        1997
                                             ----------------------------------
Net income (loss):
     Historical                              $  (3,875)    $   7,205    $   566
     Pro Forma                               $  (6,714)    $   4,980    $  (283)
Diluted Net income (loss) per share:
     Historical                              $   (0.42)    $    0.75    $  0.06
     Pro Forma                               $   (0.73)    $    0.52    $ (0.03)


Because FAS 123 is applicable to awards granted in fiscal years that begin subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately fiscal year 2000.

6. Earnings (Loss) Per Share

In fiscal 1998 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128.) In accordance with FAS 128, basic earnings per share and diluted earnings per share have replaced primary earnings per share and fully diluted earnings per share previously reported by the Company. Basic earnings per share is based upon the weighted average number of shares of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee stock options (using the treasury stock method) and outstanding convertible preferred stock (using the if-converted method). All earnings (loss) per share amounts for the periods presented have been restated to conform to the requirements of FAS 128.

The following table sets forth the reconciliation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share computations for the years ended September 30:

                                                                                         September 30,
                                                                            1999           1998           1997
                                                                        --------------------------------------------
  Net income (loss) (Numerator):
    Net income (loss) basic and diluted                                       $(3,875)         $7,205          $ 566
                                                                        ============================================
  Shares (Denominator):
    Weighted average shares of common stock outstanding
    used in computation of basic earnings (loss) per share                       9,256          9,135          8,881
    Dilutive effect of stock options                                                 -            501            442
                                                                        --------------------------------------------
   Shares used in computation of diluted earnings (loss) per share
                                                                                 9,256          9,636          9,323
                                                                        ============================================
  Basic earnings (loss) per share                                              $(0.42)          $0.79         $ 0.06
                                                                        ============================================
  Diluted earnings (loss) per share                                            $(0.42)          $0.75         $ 0.06
                                                                        ============================================

7. Taxes on Income

The provision (benefit) for taxes on income consisted of the following (in thousands):

                                                        September 30,
                                              1999          1998          1997
                                            ------------------------------------
Current:
   Federal                                     (261)      $   815       $    24
   State                                       (285)          383             7
   Foreign                                     --              50            50
                                            ------------------------------------
Total Current                                  (546)        1,248            81
Deferred:
   Federal                                   (2,170)       (3,685)         --
   State                                        (50)         (245)         --
   Foreign                                     --            --            --
                                            ------------------------------------
Total Deferred                               (2,220)       (3,930)         --
                                            ------------------------------------
Total Provision (Benefit)                   $(2,766)      $(2,682)      $    81
                                            ===================================

Foreign income taxes are incurred on technology transfer fees received from a foreign third party.

Significant components of the Company's net deferred tax assets for federal and state income taxes were as follows (in thousands):

                                                                September 30,
                                                             1999         1998
                                                           --------------------
Net deferred tax asset
   Restructuring Reserves                                  $ 1,779      $   --
   Tax credit carryforwards                                   --          1,085
   Distributor reserves                                        289        1,067
   Deferred revenue                                            990          248
   Depreciation                                               (203)        (133)
   Capitalized research and development cost                   239          185
   Inventory Reserves                                        1,622        1,442
   General Reserves                                            474          --
   Other accruals and reserves not currently                   960          536
                                                           --------------------
Total net deferred tax assets                                6,150        4,430
Less valuation allowance                                      --           (500)
                                                           --------------------
Net deferred tax asset                                     $ 6,150      $ 3,930
                                                           ====================

The valuation allowance decreased by approximately $500,000 and $4,389,000 in fiscal 1999 and 1998, respectively. Management determined that a full valuation allowance was not necessary at September 30, 1998 as it was concluded that it was more likely than not that certain deferred tax assets will be recovered in the future. Accordingly, the Company reversed the valuation allowance for those deferred tax assets at September 30, 1998. The effect of such reversal resulted in the recognition in fiscal 1998 of a non-recurring income tax benefit of $3,930,000, or $0.32 per diluted share. In fiscal 1999, management determined that realization of the remaining deferred tax assets subject to the valuation allowance is more likely than not and reversed the related allowance of $500,000.

The provisions (benefit) for taxes on income differed from the provisions calculated by applying the federal statutory rate to income before taxes as follows (in thousands):

                                                          September 30,
                                                  1999        1998        1997
                                                -------------------------------
Expected provisions at statutory rates          $(2,266)    $ 1,538     $   220
State taxes, net of federal benefit                (399)        262           4
Foreign taxes                                      --            50          33
General business credits                           (230)       --          --
Benefit of net operating loss
  Carryforwards                                    --          --          (190)
Other                                               629        (143)         14
Reversal of valuation allowance                    (500)     (4,389)       --
                                                -------------------------------
                                                $(2,766)    $(2,682)    $    81
                                                ===============================

8. Employee Benefit Plan

The Company has a 401(k) savings plan that covers substantially all full-time employees. Eligible employees are permitted to make fully vested tax deferred contributions of up to 15% of their annual gross compensation, subject to certain Internal Revenue Service limitations. The plan provides for employer contributions at the discretion of the Board of Directors. Contributions made by the Company for the years ended September 30, 1999, 1998, and 1997 were approximately $241,000, $133,000, and $18,000 respectively.

9. Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments which consist primarily of cash and cash equivalents and short-term investments and determined that the carrying amounts approximate fair value due to their short-term maturities.

In the normal course of business, the Company has exposures to foreign currency fluctuations arising from foreign currency sales. The Company uses foreign exchange forward contracts to limit its exposure to foreign exchange losses arising from nonfunctional currency trade receivables. The Company evaluates its net exposure therefrom and enters into forward contracts to hedge the net exposure over a specified amount. These contracts are executed with credit worthy financial institution and are denominated in Japanese Yen. Gains and losses on these contracts serve as hedges in that they offset fluctuations that would otherwise impact financial results. Costs associated with entering into such contracts are generally amortized over the life of the instruments and are not material to the Company's financial results.

At September 30, 1999 the Company had foreign currency forward contracts outstanding to hedge foreign currency trade receivables. These contracts have maturities, which typically range from 35 to 90 days and are intended to reduce exposure to foreign currency exchange risk. The aggregate fair value and unrealized loss of foreign exchange contracts are $2.5 million and $80,000, respectively.

10. Segment Information

In the fourth quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Based upon the criteria of SFAS 131, the Company has a single reportable segment.

The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives, and distributors. The Company's geographic sales, as a percentage of net revenues, were as follows:

                                                           September 30,
                                                   1999        1998        1997
                                                   -----------------------------
Domestic                                             43%         47%         44%
Export:
   Europe                                            12%         13%         14%
   Japan                                             35%         32%         21%
   Other Pacific Rim Countries                       10%          8%         21%
                                                   -----------------------------
                                                    100%        100%        100%
                                                   =============================

The Company's assets located outside the United States are insignificant.

11. Unusual Charges

During the first quarter of fiscal 1999, the Company implemented a plan to restructure its manufacturing operations in response to a shift in the mix of products fabricated internally compared to products fabricated by outside foundries. During the several quarters preceding the restructuring, production volume and revenue from products fabricated by outside foundries had generally increased, while the volume and revenue from internally fabricated products generally declined. As a result, the Company was in a position of significant over-capacity in its internal fabrication facility located in Milpitas, California.

In response to the aforementioned, the Company decided to move gradually toward a primarily outsourced model through a period of several years. The Company further decided to discontinue development of future dielectric process technology in favor of the more state of the art silicon-on-insulator technology, where volume production will be outsourced. Based on the change in manufacturing strategy, the Company estimated the future nondiscounted cash flows relating to the internal wafer fabrication facility and concluded under FAS No. 121 that impairment was indicated.

The Company engaged independent valuation consultants to assist in evaluating the fair value of these assets to be held and used in the facility. The Company, based on the valuations wrote-down the carrying value of the equipment by $4.3 million and leasehold improvements by $6.8 million.

The book values of assets, by category, before and after the write-down was as follows (in thousands):

                                             Balances at December 31, 1998
                                     Before Write-Down       After Write-Down
                                  ----------------------------------------------
        Machinery & equipment           $ 5,444                    $1,159
        Furniture & Fixtures                 51                        11
        Leasehold Improvements            8,595                     1,830
                                  ----------------------------------------------
        Total                           $14,090                    $3,000
                                  ==============================================

The Company also believed that its decision to discontinue development of future-generation products using dielectric isolation technology would obsolete certain existing products and capitalized patents. Accordingly, the Company recorded a pretax charge of $1.0 million related to a write-down of inventory and $0.2 million related to a write-down of patents.

The restructuring also included operating initiatives to improve the Company's cost structure including a reduction of approximately 10% of the Company's work force. The Company recorded a pretax charge of $0.6 million related to severance and $0.1 million related to a legal settlement with AMP Incorporated.

These unusual charges resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold in the first quarter of fiscal 1999. Remaining cash payments related to these activities are expected to be $0.3 million in fiscal 2000. The following table summarizes the restructuring and other charges in thousands:

                                 Total
                             Restructuring      Utilized through    Balance at
                                Charge           Sep. 30, 1999     Sep. 30, 1999
                             ---------------------------------------------------
  Asset impairment              $11,090             $11,090             $ -
  Write-down of inventory         1,008               1,008               -
  Payments to employees
     involuntarily terminated       638                 353             285
  Write-down of patents             174                 174               -
  Legal settlement                  107                 107               -
                             ---------------------------------------------------
  Total                         $13,017             $12,732            $285
                             ===================================================

                                             Elantec Semiconductor, Inc.

                                       Unaudited Interim Financial Information

Selected Quarterly Financial Data:

                         1999                                    1st             2nd            3rd            4th
                                                            -----------------------------------------------------------
                                                                  (Unaudited, in thousands except per share data)
Revenue                                                        $10,653         $12,721         $13,005       $14,283
Gross profit                                                     3,244           5,726           6,821         8,078
Income (loss) from operations                                  (12,905)          1,446           2,134         2,556
Net income (loss) (1)                                           (8,024)            926           1,477         1,746

Earnings (loss)  per share:
     Basic                                                     $ (0.87)         $ 0.10          $ 0.16        $ 0.19
     Diluted                                                   $ (0.87)         $ 0.10          $ 0.14        $ 0.16

Shares used in computing per share amounts:
     Basic                                                       9,197           9,212           9,280         9,336
     Diluted                                                     9,197           9,605          10,459        10,966


                         1998                                    1st             2nd            3rd            4th
                                                            -----------------------------------------------------------
                                                                  (Unaudited, in thousands except per share data)

Revenue                                                        $11,234         $11,660         $11,815       $11,501
Gross profit                                                     5,376           5,661           5,692         4,650
Income from operations                                           1,147           1,343           1,255           516
Net income (2)                                                   1,137           1,373           1,168         3,527

Earnings  per share:
     Basic                                                      $ 0.13          $ 0.15          $ 0.13        $ 0.38
     Diluted                                                    $ 0.12          $ 0.14          $ 0.12        $ 0.37

Shares used in computing per share amounts:
     Basic                                                       9,062           9,124           9,170         9,183
     Diluted                                                     9,623           9,805           9,769         9,347

---------------------

1.   In the first quarter of fiscal 1999, the Company  recorded  unusual pre-tax charges of $13.0 million  resulting from the  Company's  conclusion  that  projected  production  volume and related  cash flow from the  Company's internal fabrication facility were not sufficient to recover its carrying value.

2.   During the fourth quarter of fiscal 1998, the Company reversed its valuation allowance for certain deferred tax assets in accordance with Statement of Financial  Accounting Standards 109, "Accounting for Income Taxes". This
     resulted in an income tax benefit for fiscal 1998 of $3,930,000 or $0.32 per diluted share.

                                                         50

                                                                                                                 Schedule II


                                                  Elantec Semiconductor, Inc.

                                               Valuation And Qualifying Accounts

                                        Year ended September 30, 1999, 1998, and 1997
                                                                                    Additions
                                                                    Balance at     Charged to                    Balance at
                                                                   Beginning of     Cost and                      End of
                                                                       Year          Expense      Deductions       Year
                                                                   -----------------------------------------------------------
Year ended September 30, 1999
   Allowance for doubtful accounts and product returns
     (deducted from accounts receivable)                               $ 1,076        $   475        $ (167)        $1,384
                                                                   ===========================================================
Year ended September 30, 1998
   Allowance for doubtful accounts and product returns
     (deducted from accounts receivable)                               $   840        $   242        $   (6)        $1,076
                                                                   ===========================================================
Year ended September 30, 1997
   Allowance for doubtful accounts and product returns
     (deducted from accounts receivable)                               $   340        $ 1,447        $ (947)        $  840
                                                                   ===========================================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 6th day of December, 1999.


                                   ELANTEC SEMICONDUCTOR, INC.

                                   By: /s/ James V. Diller
                                       -----------------------------------------
                                       James V. Diller
                                       President and Chief Executive Officer,
                                       Chairman of the Board of Directors


         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James V. Diller and Ephraim Kwok, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

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

                Name                                          Title                                             Date
                ----                                          -----                                             ----

Principal Executive Officer:

/s/ James V. Diller                               President and Chief Executive Officer,                    December 6, 1999
--------------------------------------------      Chairman of the Board of Directors
    James V. Diller

Principal Financial Officer:

/s/ Ephraim Kwok                                  Vice President of Finance and Administration              December 6, 1999
--------------------------------------------      and Chief Financial Officer
    Ephraim Kwok

Additional Directors:

/s/ Chuck K. Chan                                 Director                                                  December 6, 1999
--------------------------------------------
    Chuck K. Chan

/s/ Alan V. King                                  Director                                                  December 6, 1999
--------------------------------------------
    Alan V. King

/s/ Umesh Padval                                  Director                                                  December 6, 1999
--------------------------------------------
    Umesh Padval

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------



                                    EXHIBITS

                                       to

                                    Form 10-K

                                      Under

                           THE SECURITIES ACT OF 1933

                                   -----------



                           ELANTEC SEMICONDUCTOR, INC.

                                INDEX TO EXHIBITS

Exhibit Number       Description
--------------------------------------------------------------------------------
    10.18            Employment Agreement between the Company and Richard Corbin

    21.01            Subsidiaries of the Company

    23.01            Consent of Deloitte & Touche LLP, Independent Auditors

    23.02            Consent of Ernst & Young LLP, Independent Auditors

    27.01            Financial Data Schedule