Form 10-Q
period 1999-12-31
ELANTEC SEMICONDUCTOR INC
filed 2000-02-04
CIK 949872

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

As of January 28, 2000, 9,531,234 shares of the Registrant's Common Stock, $0.01 par value, were issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page

PART I      FINANCIAL INFORMATION

  Item 1.   Condensed Consolidated Financial Statements........................3

            Notes to Condensed Consolidated Financial Statements...............6

  Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................11

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk........16

PART II     OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K..................................18

            Signatures........................................................19

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                           ELANTEC SEMICONDUCTOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended
                                                     ---------------------------
                                                     December 31     December 31
                                                        1999            1998
                                                      --------        --------
Net revenues                                          $ 15,712        $ 10,653
Cost of revenues                                         6,141           6,401
Cost of revenues - inventory write-down                   --             1,008
                                                      --------        --------
Gross profit                                             9,571           3,244

Operating expenses:
   Research and development                              2,407           1,711
   Marketing, sales, general and administrative          3,055           2,429
   Unusual charges                                        --            12,009
                                                      --------        --------
Total operating expenses                                 5,462          16,149
                                                      --------        --------

Income (loss) from operations                            4,109         (12,905)
Interest and other income (expense), net                   130              (8)
                                                      --------        --------
Income (loss) before taxes                               4,239         (12,913)
Provision (benefit) for income taxes                     1,479          (4,889)
                                                      --------        --------
Net income (loss)                                     $  2,760        $ (8,024)
                                                      ========        ========

Earnings (loss) per share:

     Basic                                            $   0.29        $  (0.87)
                                                      ========        ========
     Diluted                                          $   0.25        $  (0.87)
                                                      ========        ========

Shares used in computing per share amounts:

     Basic                                               9,432           9,197
                                                      ========        ========
     Diluted                                            11,181           9,197
                                                      ========        ========

See accompanying notes to the condensed consolidated financial statements.

                                     ELANTEC SEMICONDUCTOR, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (In thousands)
                                                                           Dec. 31        Sept. 30
                                                                           1999(1)         1999(2)
                                                                          --------         --------
Assets:
Current assets:
   Cash and cash equivalents                                              $ 13,694         $ 17,459
   Short-term investments                                                    6,026            1,204
   Trade receivables                                                         6,960            4,946
   Inventories                                                               3,412            3,300
   Deferred income taxes                                                     2,478            3,278
   Prepaid expenses and other current assets                                 1,020            1,101
                                                                          --------         --------
Total current assets                                                        33,590           31,288

Property and equipment, net                                                  8,791            8,765
Other assets                                                                 1,570              946
Non-current deferred income taxes                                            2,872            2,872
                                                                          --------         --------
Total assets                                                              $ 46,823         $ 43,871
                                                                          ========         ========

Liabilities and stockholders' equity:
Current liabilities:

   Accounts payable and accrued liabilities                               $  6,286         $  6,054
   Deferred revenue                                                          2,339            2,266
   Current portion of capital lease obligations and long-term debt
                                                                             1,442            1,440
                                                                          --------         --------
Total current liabilities                                                   10,067            9,760

Long-term capital lease obligations                                          2,489            2,840
Other long-term liabilities                                                  1,736            1,745

Stockholders' equity:
   Common stock                                                                 95               94
   Additional paid-in capital                                               35,304           35,061
   Accumulated deficit                                                      (2,832)          (5,592)
   Accumulated other comprehensive loss                                        (36)             (37)
                                                                          --------         --------
Total stockholders' equity                                                  32,531           29,526
                                                                          --------         --------

Total liabilities and stockholders' equity                                $ 46,823         $ 43,871
                                                                          ========         ========

(1) Unaudited
(2) These amounts were derived from the Company's audited consolidated financial statements at
    September 30, 1999

See accompanying notes to the condensed consolidated financial statements.

                                     ELANTEC SEMICONDUCTOR, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)
                                                                    Three Months Ended
                                                                       December 31,
                                                                 -------------------------
                                                                   1999            1998
                                                                 --------         --------
Operating activities:
Net income (loss)                                                $  2,760         $ (8,024)
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                   765              737
      Inventory write-down                                           --              1,008
      Asset impairment                                               --             11,090
      Deferred tax benefit                                            800           (4,889)
      Changes in operating assets and liabilities:
          Accounts receivable                                      (2,014)           1,309
          Inventories                                                (112)            1750
          Prepaid expenses and other current assets                    75               77
          Accounts payable and accrued liabilities                    232           (2,356)
          Deferred revenue                                             73             (244)
                                                                 --------         --------
Net cash provided by operating activities                           2,579              458

Investing activities:
Sale/maturity (purchase) of available-for-sale securities          (4,822)             419
Purchase of property and equipment                                   (785)            (531)
Decrease (Increase) in other assets                                  (624)             118
                                                                 --------         --------
Net cash provided by (used in) investing activities                (6,231)               6

Financing activities:
Payments on capital lease and other debt                             (358)            (431)
Issuance of common stock                                              244             --
                                                                 --------         --------
Net cash used in financing activities                                (114)            (431)
Effect of exchange rate changes on cash                                 1             --

Increase (decrease) in cash and cash equivalents                   (3,765)              33
Cash and cash equivalents at beginning of period                   17,459            5,815
                                                                 --------         --------
Cash and cash equivalents at end of period                       $ 13,694         $  5,848
                                                                 ========         ========

Supplemental disclosures of cash flow information:
Interest paid                                                    $     83         $    113
Taxes paid                                                       $    667         $    220

See accompanying notes to the condensed consolidated financial statements.

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.   Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

4.  Short-term Investments

The Company's policy is to invest in various short-term instruments with investment grade credit ratings. All of the Company's marketable investments are classified as "available-for-sale" and the Company classifies its available-for-sale portfolio as available for use in its current operations. At December 31, 1999, there was no significant difference between the fair market value and the underlying cost of such securities.

5.   Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following balances in thousands:

                                      December 31,    September 30,
                                          1999            1999
                                      ------------    -------------
    Raw materials                     $      90       $      45
    Work-in-process                       2,029           1,645
    Finished goods                        1,293           1,610
                                      ------------    -------------
                                      $   3,412       $   3,300
                                      ============    =============

6.   Earnings (Loss) Per Share

Earnings  (loss) per share  (EPS) is  computed  as basic EPS using the  weighted average number of shares of common stock  outstanding  and diluted EPS using the weighted average number of shares of common stock and dilutive common equivalent shares  outstanding  from stock options (using the treasury  stock method).  The following  table sets forth the  computation  of basic and diluted  earnings per share:
                                                                 Three Months Ended
                                                                    December 31,
                                                               ----------------------
                                                                  1999          1998
                                                               -------       -------
Numerator for basic and diluted net income per share:
    Net income (loss):                                         $ 2,760       $(8,024)
                                                               =======       =======
Denominator:
     Denominator for basic earnings (loss) per share -
       weighted average shares of common stock outstanding       9,432         9,197
     Effect of dilutive securities:
       Common stock options                                      1,749          --
                                                               -------       -------
     Denominator for diluted earnings (loss) per share          11,181         9,197
                                                               =======       =======
Basic earnings (loss) per share                                $  0.29       $ (0.87)
                                                               =======       =======
Diluted earnings (loss) per share                              $  0.25       $ (0.87)
                                                               =======       =======

At December 31, 1999, outstanding options to purchase 11,043 shares at an exercise price of $25.38 were excluded from the computation of diluted net income per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

At December 31, 1998, outstanding options to purchase 1,953,391 of common stock at prices ranging from $0.20 to $9.00 were excluded from the computation of diluted net loss per share because the effect of the conversion of the options reduces the loss per share and is therefore, antidilutive.

7. Comprehensive Income

Comprehensive income (loss) consisted of net income (loss) for the periods and changes in accumulated translation adjustments. Comprehensive income was $2,761,000 for the three months ended December 31, 1999 and comprehensive loss was $8,043,000 for the three months ended December 31, 1998.

8. Segment Information

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

The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives and distributors. The Company's geographic sales, as a percentage of net revenues, were as follows:

                                               Three months ended
                                                   December 31,
                                               -------------------
                                                 1999      1998
                                               -------------------
     Domestic                                     26%        44%
     Export:
        Europe                                    10%        14%
        Japan                                     48%        36%
        Other Pacific Rim Countries               16%         6%
                                               ===================
                                                 100%       100%
                                               ===================

The Company's assets located outside the United States are insignificant.

The Company's products are sold to a wide variety of original equipment manufacturers through a direct sales force and to a network of distributors.

Customers comprising 10% or greater of the Company's net revenues are summarized as follows:

                                                     Three months ended
                                                        December 31,
                                                     ------------------
                                                     1999          1998
                                                     ------------------
    Microtek International, Inc. - Japan              37%           32%
    Insight Electronics, Inc. - United States         11%           10%

As of December 31, 1999, Microtek International and Insight Electronics accounted for 41% and 12%, respectively, of the Company's trade receivables. The same customers accounted for 44% and 11%, respectively, of the Company's trade receivables at September 30, 1999.

9.  Recent Accounting Pronouncements

Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurements of derivatives and hedging activities. We are required to adopt SFAS 133, as amended, beginning in the first quarter of fiscal 2001. Although we have not fully assessed the implication of SFAS 133, we do not expect the adoption of the statement to have a significant effect on our consolidated financial position, results of operations or cash flows.

Revenue  Recognition.  In December 1999, the Securities and Exchange  Commission
(SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Although we have not fully assessed the implications of SAB No. 101, our management does not believe adoption of this bulletin will have a material impact on our consolidated financial position, results of operations or cash flows.

10. Unusual Charges

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

In response to the aforementioned, the Company decided to move gradually toward a primarily outsourced model through a period of several years. The Company further decided to discontinue development of future dielectric process technology in favor of silicon-on-insulator technology, where volume production will be outsourced. Based on the change in manufacturing strategy, the Company estimated the future nondiscounted cash flows relating to the internal wafer fabrication facility and concluded under FAS No. 121 that impairment was indicated.

The Company engaged independent valuation consultants to assist in evaluating the fair value of these assets to be held and used in the facility. The Company, based on the valuations wrote-down the carrying value of the equipment by $4.3 million and leasehold improvements by $6.8 million.

The book values of assets, by category, before and after the write-down was as follows (in thousands):

                                            Balances at December 31, 1998
                                     Before Write-Down          After Write-Down
                                     -------------------------------------------
        Machinery & equipment             $ 5,444                    $1,159
        Furniture & Fixtures                   51                        11
        Leasehold Improvements              8,595                     1,830
                                     -------------------------------------------
        Total                             $14,090                    $3,000
                                     ===========================================

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

These unusual charges resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold in the first quarter of fiscal 1999. Remaining cash payments related to these activities are expected to be $0.2 million for the remainder of fiscal 2000. The following table summarizes the restructuring and other charges in thousands:

                                   Total
                               Restructuring   Utilized through  Balance at Dec.
                                  Charge         Dec. 31, 1999      31, 1999
                               -------------------------------------------------
   Asset impairment               $11,090          $11,090             $ -
   Write-down of inventory          1,008            1,008               -
   Payments to employees
      involuntarily terminated        638              409             229
   Write-down of patents              174              174               -
   Legal settlement                   107              107               -
                               -------------------------------------------------
   Total                          $13,017          $12,788            $229
                               =================================================


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in our 1999 Form 10-K filed with the Securities and Exchange Commission.

Results of Operations

The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.

                                                       Three months ended
                                                            Dec. 31,
                                                      ---------------------
                                                       1999           1998
                                                      ---------------------
Net revenues                                          100.0%          100.0%
Gross profit                                           60.9            30.5
Operating expenses:
Research and development                               15.3            16.1
Marketing, sales, general and administrative           19.4            22.8
Unusual charges                                        --             112.7
Income (loss) from operations                          26.2          (121.1)
Income (loss) before income taxes                      27.0          (121.2)
Net income (loss)                                      17.6           (75.3)

Net Revenues. Net revenues were $15.7 million in the first quarter of fiscal 2000, an increase of 47% over net revenues of $10.7 million in fiscal 1999. The increase in net revenues was due to an approximately 95% increase in unit shipments despite a decline of approximately 26% in the average selling price of our products when compared to the unit shipments and average selling price from the first quarter of fiscal 1999. We continue to experience strong revenue growth in the optical storage market, which represented 40% of net revenues, up from approximately 26% of net revenues in the first quarter of fiscal 1999.

International revenues represented 74% of net revenues, up significantly from 56% of net revenues in the first quarter of fiscal 1999. Revenues from Japan and other Pacific Rim countries increased 22% over the first quarter of fiscal 1999 as a result of improvement in the economic and financial situation in the region.

In the first quarter of fiscal 2000, domestic revenues declined slightly in absolute dollars compared to the first quarter of 1999 because we discontinued our military and commercial hybrid product line in fiscal 1999. This product line accounted for 4% of product revenues in the first quarter of fiscal 1999. We do not expect the discontinuance of this product line to have a material impact on our fiscal 2000 operating results. As a percentage of revenues, domestic revenues decreased to 26% of net revenues compared to 44% of net revenues in the first quarter of fiscal 1999 because of a higher revenue base.


Gross Margin. Gross margin was $9.6 million or 60.9% of net revenues in the first quarter of fiscal 2000. The increase in gross margin as a percentage of net revenues, as compared to 30.5% in the first quarter of fiscal 1999, was due primarily to the absorption of fixed costs over a larger revenue base, improved manufacturing yields, pricing at third-party foundries and the prior year inventory write-down.

During the first quarter of fiscal 1999, we implemented a plan to restructure our manufacturing operations in response to a shift in the mix of products fabricated internally compared to products fabricated by outside foundries. During several quarters preceding the restructuring, production volume and revenue from products fabricated by outside foundries had generally increased, while the volume and revenue from internally fabricated products generally declined. As a result, we were in a position of significant over-capacity in our internal fabrication facility located in Milpitas, California.

In response we decided to move gradually toward a primarily outsourced model through a period of several years. We also decided to discontinue development of future dielectric process technology in favor of silicon-on-insulator technology, where volume production is expected to be outsourced. As a result of that decision, it was concluded that certain quantities of dielectric inventory in excess of known customer demand might become obsolete. Of the $1.0 million write-down in the first quarter of fiscal 1999, approximately $0.8 million related to work in process and approximately $0.2 million related to finished goods. The dielectric inventory value at December 31, 1998 prior to the write-down consisted of $3.2 million in work in process and $0.6 million in finished goods. The amount of this inventory on the balance sheet, after the write-down, at December 31, 1999 was $1.2 million in work in process and $0.7 million in finished goods.

Our management is working on programs to continue to improve manufacturing efficiencies, however, there can be no assurance that we will not encounter difficulties due to delays with technology introduction, changes in product mix, unfavorable manufacturing yields or other manufacturing difficulties in the future. Gross margin may continue to fluctuate from quarter to quarter.

Research and Development Expenses. Research and development (R&D) expenses of $2.4 million increased $0.7 million or 40% in the first quarter of 2000 when compared to the first quarter of 1999. The increase in R&D expenses in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 was due primarily to an increase in staffing and related compensation of $0.4 million, particularly design engineering personnel, and higher spending of $0.3 million on new product designs. As a percentage of revenues, research and development expenses decreased from 16.1% to 15.3% for the first quarter of 2000 primarily due to higher revenues during the first quarter of fiscal 2000.

Marketing, Sales, General and Administrative Expenses. Marketing, sales, general and administrative (SG&A) expenses of $3.1 million increased $0.6 million or 26% in the first quarter of 2000 when compared to the first quarter of 1999. The increase in SG&A expenses in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 was due primarily to an increase in staffing and related payroll and benefit costs of $0.5 million and higher outside services costs of $0.1 million. As a percentage of revenues, SG&A expenses decreased from 22.8% to 19.4% for the first quarter of 2000 primarily due to higher revenues during the first quarter of fiscal 2000.

Unusual Charges. As discussed in gross margin section above, in the first quarter of fiscal 1999, we implemented a plan to restructure our manufacturing operations in response to a shift in the mix of products fabricated internally compared to products fabricated by outside foundries.

Our restructuring activities consisted primarily of a write down of certain equipment, a write-down of inventory, severance costs, and a write-down of previously capitalized patent costs (see Note 10 of Notes to Condensed Consolidated Financial Statements). These actions resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold in the first quarter of fiscal 1999. Approximately $0.1 million was utilized in the first quarter of fiscal 2000.

Interest and Other Income. Interest and other income was $0.1 million in the first quarter of fiscal 2000. Interest income for the first quarter of fiscal 2000 increased from the comparable period in fiscal 1999 due to higher cash equivalents and short-term investments.

Provision/Benefit for Taxes on Income. The first quarter of 1999 provision for taxes on income reflects the benefit from the unusual charges recorded by us in the first quarter of fiscal 1999. Income tax provision for the first quarter of 2000 approximates the federal statutory rate.

Factors Affecting Future Results

Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors as, among others, delays in new product and process technology announcements and product introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under-utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation and other factors described below.

We continued to show steady revenue growth in the first quarter of fiscal 2000, especially in the optical storage and video markets. Over 89% of our revenue in the first quarter of fiscal 2000 were derived from the video and optical storage markets. These markets are highly dependent on consumer spending. As a result, any significant downturn in the economic climate could lead to a slowdown of orders from our customers. Also, a significant portion of the revenue generated from the video and optical storage market is driven by design wins with application specific standard products ("ASSPs"). Should our ASSP's get designed out by some of the our customers, our operating results could be adversely affected.

We sell our products to distributors and manufacturers in Asian countries that are recovering from an economic recession. Sales to this region represented 64% of our net revenues in the first quarter of fiscal 2000 compared to 42% in the first quarter of fiscal 1999. Additionally, 37% of the net revenues in the first quarter of fiscal 2000 were to Microtek International, Inc. in Japan (See Note 8 of Notes to Condensed Consolidated Financial Statements). Should the region not be able to sustain this recovery, there can be no assurance that our results of operations will not be adversely impacted in the future. In addition, we give most of our customers in Asia extended credit terms, should any of these customers (especially Microtek International, Inc.) fail to make timely payment of our invoices, our operating results could be adversely affected.

We use various external foundries for the production of CMOS and bipolar wafers as well as certain process steps in the manufacturing of dielectric isolation wafers. The number of foundries with capability to process bipolar wafers is limited. Additionally, we rely on an external vendor for a key process step in our dielectric isolation process. Manufacturing problems encountered with our outside foundries may have a material adverse effect on our business and results of operations.

The   semiconductor   industry  is  extremely  capital   intensive.   To  remain
competitive, we may have to continue investing in advanced manufacturing equipment and process technologies. Our management anticipates significant continuing capital expenditures during the following several years. There can be no assurance that we will not be required to seek debt or equity financing to satisfy our cash and capital needs or that such financing will be available on terms satisfactory to us. If such financing is required and if such financing were not available on terms satisfactory to us, our operations would be materially adversely affected.

New products and process technology require significant research and development expenditures. However, there can be no assurance that we will be able to develop and introduce new products in a timely manner, that new products will gain market acceptance or that new process technologies can be successfully implemented. If we are unable to develop new products in a timely manner, and to sell them at gross margins comparable to our current products, the future results of operations could be adversely impacted.

Part of our future bipolar product development strategy includes the development of silicon-on-insulator ("SOI") technology. Currently, we believe that, if successful, the SOI technology could provide technologically advanced products at a lower cost than our current dielectric isolation complementary bipolar technology. However, there can be no assurance that SOI wafer technology can be successfully implemented in a timely manner or that it will provide the desired improvements over our current technology. Significant delays or cancellation of the development of the SOI technology could have a material adverse affect on our business and results of operations. In addition, delays or cancellation of the development of this technology could adversely affect our new product development program.

From time to time, we have experienced production difficulties that have caused delivery delays and quality problems. There can be no assurance that we will not experience manufacturing problems and product delivery delays in the future as a result of, among other things, changes to our process technologies, ramping production and equipment failures. We depend on outside foundries for majority of our revenue. Any product delivery delays, quality and manufacturing problems from these foundries could adversely affect our operating results.

Vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation, characterize the semiconductor industry. In recent years, there has been a growing trend of companies to resort to litigation to protect their semiconductor technology from unauthorized use by others. We believe our products do not infringe upon any valid patents. However, there can be no assurance that our position in these matters will prevail. There can be no assurance that additional future claims alleging infringement of intellectual property rights will not be asserted against us. The intellectual property claims that have been made, or may be asserted against us in the future, could require that we discontinue the use of certain processes or cease the manufacture, use and sale of infringing products. Additionally, we may incur significant litigation costs and damages to develop noninfringing technology. There can be no assurance that we will be able to obtain such licenses on acceptable terms or to develop noninfringing technology without a material adverse effect on us.

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Although we believe that our activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. There can be no assurance that regulatory changes or changes in regulatory interpretation or enforcement will not render compliance more difficult and costly. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities.

Our Common Stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results, the companies in the semiconductor industry or in the markets served by us, or announcements by us or our competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stock in particular. These factors may adversely affect the price of our Common Stock.

Our past performance may not be a good indicator of future performance due to factors affecting us, our competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical markets, periodic oversupply, occasional shortages of materials, capacity constraints, variation in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability.

 Liquidity and Capital Resources

Our primary sources of liquidity are cash and short-term investments of $19.7 million at December 31, 1999. Additionally, at December 31, 1999, we had a revolving credit line of $5.0 million, all of which was unused and available. The line of credit expires June 30, 2000. The line bears interest at the bank's prime rate. Borrowings under this line are secured by a first priority security interest in virtually all our assets except for certain capital assets previously acquired under lease agreements. The agreement contains certain covenants that include a restriction on the declaration and payment of cash dividends and restrictions on business mergers, acquisitions and investments. We were in compliance with all covenants at December 31, 1999.

Cash and equivalents were $13.7 million at December 31, 1999, representing a decrease of $3.8 million from September 30, 1999. The decrease is primarily a result of purchases of available for sale securities of approximately $4.8 million, capital expenditures of approximately $0.8 million, payment of estimated income taxes of $0.6 million, and payments on capital leases of approximately $0.4 million. These cash outflows were partially offset by cash generated from operations of $2.6 million and proceeds from exercise of employee stock options of $0.2 million.

Accounts receivable increased 41% from September 30, 1999 to December 31, 1999 while revenues increased by only 10% during the same period. This increase is a reflection of the increased shipments to our customers in Asia. These customers typically require extended credit terms. Inventories remained flat from September 30, 1999 to December 31, 1999. Inventory management remains an area of focus as management balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Our management believes that our current cash and equivalents, short-term investments, line of credit, borrowing capacity, and cash generated from operations will satisfy our expected working capital and capital expenditure requirements for the next twelve months.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Factors Affecting Future Results". We are exposed to market risks related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1999, the fair value of the approximately $6.0 million portfolio would decline by an immaterial amount. We intend to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden short-term change in market interest rates on our securities portfolio.

At December 31, 1999, we had approximately $3.9 million of outstanding obligations under capital lease arrangements. As the lease payments associated with these arrangements do not have variable interest rates, an increase of 10 percent in short-term interest rates would not have a material impact on our net income or cash flows. We do not hedge any interest rate exposures.

Since we do not have any significant exposure to changing interest rates because of the low levels of marketable securities with maturities more than 90 days, we did not undertake any specific actions to cover exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We did not purchase or hold any derivative financial instruments for trading purposes.

Foreign Currency Exchange Risk. The Yen is the functional currency of our subsidiary in Japan and we denominate certain sales transactions in Japanese Yen. We have established a foreign currency-hedging program, utilizing foreign currency forward exchange contracts, or forward contracts of various duration to hedge trade receivables denominated in Japanese Yen. Under this program, gains and losses on the forward contracts mitigate the risk of material foreign currency transaction gains and losses and offset increases or decreases in our foreign currency receivables. We do not use forward contracts for trading purposes. We believe that the use of foreign currency financial instruments should reduce the risks that arise from conducting business in international markets.

Currently we do not enter into foreign exchange forward contracts to hedge balance sheet exposures of our subsidiary in Japan and intercompany balances against future movements in foreign exchange rates. However, we maintain cash balances denominated in Yen. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at December 31, 1999, the fair value of these foreign currency amounts would decline by an immaterial amount. At the end of each fiscal month, all foreign currency assets and liabilities are revalued using the month end spot rate and the realized and unrealized gains and losses are recorded and included in net income as a component of other income, net.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

         Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K:

         We did not file any reports on Form 8-K during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ELANTEC SEMICONDUCTOR, INC.
                                     (Registrant)

Date: February 4, 2000               By: /s/ Ephraim Kwok
                                        ------------------
                                        Ephraim Kwok
                                        Chief Financial Officer (duly authorized
                                        officer and principal financial officer)

                                  EXHIBIT INDEX

Exhibit

27.1     Financial Data Schedule