Form 10-Q
period 2000-03-31
ELANTEC SEMICONDUCTOR INC
filed 2000-05-12
CIK 949872

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

As of April 30, 2000, 19,545,106 shares of the Registrant's Common Stock, $0.01 par value, were issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements.................... 3

               Notes to Condensed Consolidated Financial Statements........... 6

     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................11

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....16

PART II OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders............17

     Item 6.   Exhibits and Reports on Form 8-K...............................17

               Signatures.....................................................18

PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements


                                                     ELANTEC SEMICONDUCTOR, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)
                                                             (Unaudited)


                                                                            Three Months Ended                Six Months Ended
                                                                                 March 31,                         March 31
                                                                          ------------------------         ------------------------
                                                                            2000            1999             2000             1999
                                                                          --------        --------         --------        --------
Net revenues                                                              $ 20,020        $ 12,721         $ 35,732        $ 23,374

Cost of revenues                                                             7,694           6,995           13,835          13,396
Cost of revenues - inventory write-down                                       --              --               --             1,008
                                                                          --------        --------         --------        --------
Gross profit                                                                12,326           5,726           21,897           8,970

Operating expenses:
   Research and development                                                  3,347           1,569            5,754           3,280
   Marketing, sales, general and administrative                              3,748           2,711            6,803           5,140
   Unusual charges                                                            --              --               --            12,009
                                                                          --------        --------         --------        --------
Total operating expenses                                                     7,095           4,280           12,557          20,429
                                                                          --------        --------         --------        --------

Income (loss) from operations                                                5,231           1,446            9,340         (11,459)
Interest and other income (expense), net                                       233             (20)             363             (28)
                                                                          --------        --------         --------        --------
Income (loss) before taxes                                                   5,464           1,426            9,703         (11,487)
Provision for (benefit from) income taxes                                    2,111             500            3,590          (4,389)
                                                                          --------        --------         --------        --------
Net income (loss)                                                         $  3,353        $    926         $  6,113        $ (7,098)
                                                                          ========        ========         ========        ========

Earnings (loss) per share:
     Basic                                                                $   0.18        $   0.05         $   0.32        $  (0.39)
                                                                          ========        ========         ========        ========
     Diluted                                                              $   0.14        $   0.05         $   0.27        $  (0.39)
                                                                          ========        ========         ========        ========

Shares used in computing per share amounts:
     Basic                                                                  19,144          18,424           19,004          18,410
                                                                          ========        ========         ========        ========
     Diluted                                                                23,386          19,210           22,874          18,410
                                                                          ========        ========         ========        ========

See accompanying notes to the condensed consolidated financial statements.

                           ELANTEC SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          Mar. 31       Sept. 30
                                                          2000(1)       1999(2)
                                                         --------      --------
Assets:
Current assets:
   Cash and cash equivalents                             $ 18,662      $ 17,459
   Short-term investments                                   1,038         1,204
   Trade receivables                                        9,936         4,946
   Inventories                                              4,674         3,300
   Deferred income taxes                                    2,478         3,278
   Prepaid expenses and other current assets                1,454         1,101
                                                         --------      --------
Total current assets                                       38,242        31,288

Property and equipment, net                                12,630         8,765
Other assets                                                  914           946
Noncurrent deferred income taxes                            2,872         2,872
                                                         --------      --------
Total assets                                             $ 54,658      $ 43,871
                                                         ========      ========

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable and accrued liabilities              $  9,872      $  6,054
   Deferred revenue                                         2,654         2,266
   Current portion of capital lease obligations
                                                            1,464         1,440
                                                         --------      --------
Total current liabilities                                  13,990         9,760

Long-term capital lease obligations                         2,110         2,840
Other long-term liabilities                                 1,730         1,745

Stockholders' equity:
    Common stock                                              194           191
    Additional paid-in capital                             36,151        34,964
   Retained earnings (deficit)                                521        (5,592)
   Accumulated other comprehensive loss                       (38)          (37)
                                                         --------      --------
Total stockholders' equity                                 36,828        29,526
                                                         --------      --------

Total liabilities and stockholders' equity               $ 54,658      $ 43,871
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

                                                     ELANTEC SEMICONDUCTOR, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)

                                                                                                          Six Months Ended
                                                                                                               March 31,
                                                                                                   --------------------------------
                                                                                                     2000                    1999
                                                                                                   --------                --------
Operating activities:
Net income (loss)                                                                                  $  6,113                $ (7,098)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                                                                   1,521                   1,417
      Inventory write-down                                                                             --                     1,008
      Asset impairment                                                                                 --                    11,090
      Deferred income taxes                                                                             800                  (4,889)
      Changes in operating assets and liabilities:
          Accounts receivable                                                                        (4,990)                   (193)
          Inventories                                                                                (1,374)                  4,125
          Prepaid expenses and other current assets                                                    (364)                    228
          Accounts payable and accrued liabilities                                                    3,812                  (1,321)
          Deferred revenue                                                                              388                    (378)
                                                                                                   --------                --------
Net cash provided by operating activities                                                             5,906                   3,989

Investing activities:
Sale/maturity of available-for-sale securities                                                          167                     967
Purchase of property and equipment                                                                   (5,374)                   (613)
Decrease in other assets
                                                                                                         32                      92
                                                                                                   --------                --------
Net cash provided by (used in) investing activities                                                  (5,175)                    446

Financing activities:
Payments on capital lease                                                                              (721)                   (796)
Exercise of common stock options                                                                      1,193                      99
                                                                                                   --------                --------
Net cash provided by (used in) financing activities                                                     472                    (697)

Increase (decrease) in cash and cash equivalents                                                      1,203                   3,738
Cash and cash equivalents at beginning of period                                                     17,459                   5,815
                                                                                                   --------                --------
Cash and cash equivalents at end of period                                                         $ 18,662                $  9,553
                                                                                                   ========                ========

Supplemental disclosures of cash flow information:
Interest paid                                                                                      $    159                $    217
Taxes paid                                                                                         $  2,472                $    220

See accompanying notes to the condensed consolidated financial statements.

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.   Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 1999.

All share and per share information has been adjusted for the effect of our two-for-one stock split which occurred on April 21, 2000.

Our fiscal year end is the Sunday closest to September 30 and our fiscal quarters end on the Sunday closest to the end of the calendar quarter. For convenience, we have indicated that our quarters end on December 31, March 31, June 30 and September 30.

2.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash for purposes of balance sheet and statement of cash flows presentation. Cash and cash equivalents are carried at cost, which approximates market value.

4.   Short-term Investments

Our policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturity of less than one year. Our marketable investments are classified as "available-for-sale" and we classify our available-for-sale portfolio as available for use in our current operations. At March 31, 2000, there was no significant difference between the fair market value and the underlying cost of such securities.

5.   Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following balances in thousands:

                                                     March 31,     September 30,
                                                       2000            1999
                                                      ------          ------
Raw materials                                         $   25          $   45
Work-in-process                                        3,523           1,645
Finished goods                                         1,126           1,610
                                                      ------          ------
                                                      $4,674          $3,300
                                                      ======          ======

6.   Earnings (loss) per share

Earnings  (loss) per share  (EPS) is  computed  as basic EPS using the  weighted average number of shares of common stock  outstanding  and diluted EPS using the
weighted   average  number  of  shares  of  common  stock  and  dilutive  common equivalents  shares  outstanding  from stock options  (using the treasury  stock method)  and  shares  issuable  under our  employee  stock  purchase  plan.  The following  table sets forth the  computation  of basic and diluted  earnings per share:

                                                                                         Three Months Ended      Six Months Ended
                                                                                              March 31,              March 31,
                                                                                         -------------------   --------------------
                                                                                           2000       1999       2000        1999
                                                                                         --------   --------   --------    --------
Numerator for basic and diluted earnings (loss) per share:
  Net earnings (loss)                                                                    $  3,353   $    926   $  6,113    $ (7,098)
                                                                                         --------   --------   --------    --------

Denominator:
  Denominator for basic earnings (loss) per share
     -- weighted average shares                                                            19,144     18,424     19,004      18,410
  Effect of dilutive securities:
     Common stock options                                                                   4,221        786      3,860        --
     Shares issuable under Employee Stock Purchase Plan                                        21       --           10        --
                                                                                         --------   --------   --------    --------

   Denominator for diluted earnings (loss) per share                                       23,386     19,210     22,874      18,410
                                                                                         ========   ========   ========    ========

Basic earnings (loss) per share                                                          $   0.18   $   0.05   $   0.32    $  (0.39)
                                                                                         ========   ========   ========    ========

Diluted earnings (loss) per share                                                        $   0.14   $   0.05   $   0.27    $  (0.39)
                                                                                         ========   ========   ========    ========


At March 31, 2000, outstanding options to purchase 15,912 shares at exercise prices between $29.75 and $41.38 were excluded from the computation of earnings
(loss) per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

At March 31, 1999, outstanding options to purchase 887,346 shares at exercise prices between $2.50 and $4.50 were excluded from the computation of earnings
(loss) per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

7.   Comprehensive Income (loss)

There were no material differences between comprehensive income (loss) and net income (loss) for all periods presented.

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

The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives and distributors.
The Company's geographic sales, as a percentage of net revenues, were as follows:

                                                                          Three Months Ended                    Six Months Ended
                                                                                March 31,                           March 31,
                                                                         ----------------------              ----------------------
                                                                         2000              1999              2000              1999
                                                                         ----              ----              ----              ----
Domestic                                                                   30%               37%               28%               40%
Export:
       Europe                                                              11%               13%               11%               13%
       Japan                                                               33%               42%               40%               40%
       Other Pacific Rim Countries                                         26%                8%               21%                7%
                                                                          ---               ---               ---               ---
                                                                          100%              100%              100%              100%
                                                                          ---               ---               ---               ---


The Company's assets located outside the United States are insignificant.

The Company's products are sold to a wide variety of original equipment manufacturers through a direct sales force and to a network of distributors.

Customers comprising 10% or greater of the Company's net revenues are summarized as follows:

                                                           Three months ended     Six months ended
                                                                  March 31,            March 31,
                                                              ---------------       ---------- ----
                                                              2000       1999       2000       1999
                                                              ----       ----       ----       ----
Microtek International, Inc. - Japan                            29%        31%        33%        32%
Insight Electronics, Inc. - United States                       10%         8%        10%         8%

As of March 31, 2000, Microtek International and Insight Electronics accounted for 25% and 12%, respectively, of the Company's trade receivables. The same customers accounted for 44% and 11%, respectively, of the Company's trade receivables at September 30, 1999.

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

The book values of assets, by category, before and after the write-down was as follows (in thousands):

                                             Balances at December 31, 1998
                                         ---------------------------------------
                                         Before Write-Down      After Write-Down
                                         -----------------      ----------------
Machinery & equipment                         $ 5,444                $ 1,159
Furniture & Fixtures                               51                     11
Leasehold Improvements                          8,595                  1,830
                                              -------                -------
Total                                         $14,090                $ 3,000
                                              =======                =======


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

These unusual charges resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold in the first quarter of fiscal 1999. Remaining cash payments related to these activities are expected to be $0.1 million for the remainder of fiscal 2000. The following table summarizes the restructuring and other charges in thousands:

                                                         Utilized
                                             Total       through      Balance
                                         Restructuring   Mar. 31,    at Mar. 31,
                                             Charge        2000         2000
                                            -------      -------      -------
Asset impairment                            $11,090      $11,090      $  --
Write-down of inventory                       1,008        1,008         --
Payments to employees
   involuntarily terminated                     638          554           84
Write-down of patents                           174          174         --
Legal settlement                                107          107         --
                                            -------      -------      -------
Total                                       $13,017      $12,933      $    84
                                            =======      =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" in our 1999 Form 10-K filed with the Securities and Exchange Commission.

Results of Operations - The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.

                                                Three          Three           Six              Six
                                            Months Ended   Months Ended    Months Ended    Months Ended
                                            Mar. 31, 2000  Mar. 31, 1999  Mar. 31, 2000    Mar. 31, 1999
                                            -------------- -------------- --------------- ----------------
Net revenues                                    100%           100%            100%            100%
Cost of revenues                                 38%            55%            39%              58%
Cost of revenues-inventory
  write down                                      -              -              -               4%
Gross profit                                     62%            45%            61%              38%

Operating expenses:
   Research and development                      17%            13%            16%              14%
   Marketing, sales, general
   and administrative                            19%            21%            19%              22%
   Unusual charges                                -              -              -               51%
    Income (loss) from operations                26%            11%            26%             (49%)
    Income (loss) before income taxes            27%            11%            27%             (49%)
    Net income (loss)                            17%            7%             17%             (30%)


Net Revenues. During the second quarter of fiscal 1999, the Company generated net revenues of $20.0 million, an increase of 57% from the $12.7 million reported in the same quarter of the previous year. This increase was due to an increase in unit shipments which was partially offset by a decline in the average selling prices of our products. Sales increased in all geographic areas. Revenue contribution from the communications market has shown significant growth, exceeding 10% of our quarterly revenue.

International revenues during the second quarter of fiscal 2000 were 70% of total revenues, compared to 63% of total revenues for the second quarter of fiscal 1999. The increase in international revenue over the prior year was primarily due to strong video and optical storage product demand in Asia.

In the second quarter of fiscal 2000, domestic revenues were 30% compared to 37% in the second quarter of 1999 because we discontinued our military and commercial hybrid product line at the end of fiscal 1999. This product line accounted for 5% of product revenues in the second quarter of fiscal 1999. We do not expect the discontinuance of this product line to have a material impact on our fiscal 2000 operating results.

For the first six-months of fiscal 2000, net revenue was $35.7 million, an increase of 53% from the $23.4 million reported in the corresponding period of fiscal 1999. This increase over the prior year was due to a significant increase in total units shipped despite a decline in average selling prices. Sales increased in all geographic areas, especially in Asia.

Gross margin. Gross margin was 62% and 61% for the second quarter and first six months of fiscal 2000 respectively, compared to 45% and 38% in the corresponding periods in fiscal 1999. The improvement in gross margin was primarily due to the allocation of fixed manufacturing costs across a higher revenue base and improvements in manufacturing efficiencies and yields.

Also, the improvement in gross margin in the first six months of fiscal 2000 over fiscal 1999, was due to our conclusion in the first quarter of fiscal 1999, that our change in strategy, as discussed in "Unusual Charges" below, to discontinue development of future-generation products using dielectric isolation technology would, more likely than not, obsolete certain existing products. Of the $1.0 million write-down of inventory in the first quarter of fiscal 1999, approximately $0.8 million related to work in process and approximately $0.2 million related to finished goods. The dielectric inventory value at December 31, 1998 prior to the write-down consisted of $3.2 million in work in process and $0.6 million in finished goods. The amount of dielectric inventory on the balance sheet, after the write-down, at March 31, 2000 was $1.8 million in work in process and $0.6 million in finished goods.

Research and development expenses. Research and development expenses ("R&D") increased by $1.8 million or 113% and $2.5 million or 75% for the second quarter and first six months of fiscal 2000, respectively, as compared to the corresponding periods in fiscal 1999. The increase in R&D expenses in the second quarter and first six months of fiscal 2000 as compared to the same periods of fiscal 1999 was due primarily to an increase in staffing and related compensation of $1.0 million and $1.4 million respectively, particularly design engineering personnel, and higher spending of $0.8 million and $1.1 million respectively, on new product designs.

Marketing, selling, general and administrative expenses. Marketing, selling, general and administrative expenses ("SG&A") increased by $1.0 million or 38% and $1.7 million or 32% for the second quarter and first six months of fiscal 2000, respectively, as compared to the corresponding periods in fiscal 1999. The increase in SG&A expenses in the second quarter and first six months of fiscal 2000 as compared to the same periods of fiscal 1999 was due primarily to an increase in staffing and related compensation of $0.6 million and $1.2 million respectively, particularly sales and marketing personnel, and higher commissions paid to outside manufacturers' representatives of $0.6 million and $0.7 million respectively, due to increase in revenue. These increases were partially offset by a decrease in outside services of $0.2 million each in the second quarter and first six months of fiscal 2000 compared to the same periods in fiscal 1999.

Unusual Charges. During the first quarter of fiscal 1999, we implemented a plan to restructure our manufacturing operations in response to a shift in the mix of products fabricated internally compared to products fabricated by outside foundries. During several quarters preceding the restructuring, production volume and revenue from products fabricated by outside foundries had generally increased, while the volume and revenue from internally fabricated products generally declined. As a result, we were in a position of significant over-capacity in our internal fabrication facility located in Milpitas, California.

In response we decided to move gradually toward a primarily outsourced model through a period of several years. We also decided to discontinue development of
future   dielectric   process
technology in favor of silicon-on-insulator technology, where volume production is expected to be outsourced.

Our restructuring activities consisted primarily of a write down of certain equipment, a write-down of inventory, severance costs, and a write-down of previously capitalized patent costs (see Note 10 of Notes to Condensed Consolidated Financial Statements). These actions resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold in the first quarter of fiscal 1999. Approximately $0.1 million was utilized in the second quarter of fiscal 2000.

Interest and Other Income. Interest and other income was $0.2 million and $0.4 million in the second quarter and first six months of fiscal 2000, an increase of $0.3 million and $0.4 million respectively, over the corresponding periods of fiscal 1999. The increase in interest and other income was due primarily to higher levels of cash, cash equivalents and short-term investments.

Provision/Benefit for Taxes on Income. The Company's effective tax rate for the first six months of fiscal 2000 was 37% compared to 38% for the comparable prior year period. Provision for income taxes in the first six months of fiscal 1999 benefited from the unusual charges recorded by us in the first quarter of fiscal 1999.

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

Our business is growing and the outlook is positive. As previously mentioned the communications market has started contributing significantly to our revenue growth. This is a market segment that is still being defined and is attracting intense competition. We are investing in technical talent to maximize our opportunities in this market. However, there can be no assurance that the products we define and manufacture for this market will meet customer acceptance or that these products will perform to specifications. Also, 85% of our revenue in the first six months of fiscal 2000 were derived from the video and optical storage markets. These markets are highly dependent on consumer spending. As a result, any significant downturn in the economic climate could lead to a slowdown of orders from our customers. Also, a significant portion of the revenue generated from the video and optical storage market is driven by design wins with application specific standard products ("ASSPs"). Should our ASSP's get designed out by some of our customers, our operating results could be adversely affected.

We sell our products to distributors and manufacturers in Asian countries that have experienced severe economic problems in the past. Sales to this region represented 59% and 61% of our net revenues in the second quarter and first six months of fiscal 2000 compared to 50% and 47% in the same periods of fiscal 1999. Additionally, 29% and 33% of the net revenues in the second quarter and first six months of fiscal 2000 were to Microtek International, Inc. in Japan (See Note 8 of Notes to Condensed Consolidated Financial Statements). Should the region experience another economic slowdown, there can be no assurance that our results of operations will not be adversely impacted in the future. In addition, we give most of our customers in Asia extended credit terms, should any of these customers (especially Microtek International, Inc.) fail to make timely payment of our invoices, our operating results could be adversely affected.

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

Our Common Stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results, the companies in the semiconductor industry or in the markets served by us, or announcements by us or our competitors regarding new product introductions. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stock in particular. Most times, these fluctuations have been unrelated or disproportionate to the operating performance of these companies. These factors may adversely affect the price of our Common Stock.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and short-term investments of $19.7 million at March 31, 2000. Additionally, at March 31, 2000, we had a revolving credit line of $5.0 million, all of which was unused and available. The line of credit expires June 30, 2000. The line bears interest at the bank's prime rate. Borrowings under this line are secured by a first priority security interest in virtually all our assets except for certain capital assets previously acquired under lease agreements. The agreement contains certain covenants that include a restriction on the declaration and payment of cash dividends and restrictions on business mergers, acquisitions and investments. We were in compliance with all covenants at March 31, 2000.

Cash and cash equivalents were $18.7 million at March 31, 2000, representing an increase of $1.2 million from September 30, 1999. The increase is primarily a result of cash generated from operations of $5.9 million, net sale of available for sale securities of approximately $0.1 million and proceeds from exercise of employee stock options of $1.2 million. These cash inflows were offset by capital expenditures of approximately $5.4 million primarily for new process development, assembly and test facilities and payments on capital leases of approximately $0.7 million.

Accounts receivable has doubled since September 30, 1999. This increase is a reflection of the increased shipments to our customers in Asia. These customers typically require extended credit terms. Inventories increased 42% from September 30, 1999 to March 31, 2000. Inventory management remains an area of focus as management balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

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

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2000, the fair value of the approximately $1.0 million portfolio would decline by an immaterial amount. We intend to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden short-term change in market interest rates on our securities portfolio.

At March 31, 2000, we had approximately $3.6 million of outstanding obligations under capital lease arrangements. As the lease payments associated with these arrangements do not have variable interest rates, an increase of 10 percent in short-term interest rates would not have a material impact on our net income or cash flows. We do not hedge any interest rate exposures.

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


PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Stockholders of the Company ("Annual Stockholders Meeting") was held on January 14, 2000, in Milpitas, California. At the Annual Stockholders Meeting the stockholders elected members of the Company's Board of Directors; amended the 1995 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance by 470,000 shares; and ratified the Company's appointment of Deloitte & Touche LLP as independent auditors.

The vote for nominated directors was as follows:

          Nominee                  In Favor              Withheld
----------------------------  -------------------  ---------------------
Chuck K. Chan                     7,841,944              308,969
James V. Diller                   7,843,013              307,900
Alan V. King                      7,842,919              307,994
Umesh Padval                      7,844,313              306,600

The results of voting for approval of an amendment to the 1995 Equity Incentive Plan to increase the number of shares reserved for issuance by 470,000 shares were:

                                                                    Broker
       For                  Against              Abstain          Non-Votes
-------------------     -----------------     --------------    ---------------
    6,075,850              2,062,020             13,043               -

The results of voting for ratification of appointment of Deloitte & Touche LLP as independent auditors for the Company for the next fiscal year were:

       For                  Against              Abstain
-------------------     -----------------     --------------
    8,144,877                1,157                4,879


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

         Exhibit 27.1 - Financial Data Schedule for the six months ended March 31, 2000.

(b)      Reports on Form 8-K:

         None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANTEC SEMICONDUCTOR, INC.
(Registrant)



Date: May 12, 2000                               By: /s/ Ephraim Kwok
                                                     ---------------------------
                                                 Ephraim Kwok
                                                 Chief Financial Officer (duly
                                                 authorized officer and
                                                 principal financial officer)

                                  EXHIBIT INDEX

Exhibit
-------

27.1     Financial Data Schedule