Form 10-Q
period 2000-06-30
ELANTEC SEMICONDUCTOR INC
filed 2000-08-14
CIK 949872

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of July 31, 2000, 19,837,944 shares of the Registrant's Common Stock, $0.01 par value, were issued and outstanding.

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

     Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..........................................................11

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............................23

PART II           OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders...................................25

     Item 6.      Exhibits and Reports on Form 8-K......................................................25

                  Signatures............................................................................26

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements



                           ELANTEC SEMICONDUCTOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  Three Months Ended     Nine Months Ended
                                                        June 30,              June 30,
                                                  -------------------   -------------------
                                                    2000       1999       2000       1999
                                                  --------   --------   --------   --------
Net revenues                                      $ 28,622   $ 13,005   $ 64,354   $ 36,379

Cost of revenues                                    11,151      6,184     24,986     19,580
Cost of revenues - inventory write-down               --         --         --        1,008
                                                  --------   --------   --------   --------
Gross profit                                        17,471      6,821     39,368     15,791

Operating expenses:
   Research and development                          4,507      1,847     10,261      5,127
   Marketing, sales, general and administrative      4,184      2,840     10,987      7,980
   Unusual charges                                    --         --         --       12,009
                                                  --------   --------   --------   --------
Total operating expenses                             8,691      4,687     21,248     25,116
                                                  --------   --------   --------   --------

Income (loss) from operations                        8,780      2,134     18,120     (9,325)
Interest and other income, net                         377         71        740         42
                                                  --------   --------   --------   --------
Income (loss) before taxes                           9,157      2,205     18,860     (9,283)

Provision for (benefit from) income taxes            3,383        728      6,973     (3,662)
                                                  --------   --------   --------   --------
Net income (loss)                                 $  5,774   $  1,477   $ 11,887   $ (5,621)
                                                  ========   ========   ========   ========

Earnings (loss) per share:
     Basic                                        $   0.29   $   0.08   $   0.62   $  (0.30)
                                                  ========   ========   ========   ========
     Diluted                                      $   0.24   $   0.07   $   0.51   $  (0.30)
                                                  ========   ========   ========   ========

Shares used in computing per share amounts:
     Basic                                          19,575     18,560     19,194     18,460
                                                  ========   ========   ========   ========
     Diluted                                        23,849     20,918     23,199     18,460
                                                  ========   ========   ========   ========




SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ELANTEC SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                               June 30,          Sept. 30,
                                                                               2000(1)            1999(2)
                                                                             -------------     -------------
ASSETS:
Current assets:
   Cash and cash equivalents                                                     $ 21,042          $ 17,459
   Short-term investments                                                           1,036             1,204
   Trade receivables                                                               14,772             4,946
   Inventories                                                                      7,621             3,300
   Deferred income taxes                                                            2,478             3,278
   Prepaid expenses and other current assets                                        1,254             1,101
                                                                             -------------     -------------
Total current assets                                                               48,203            31,288

Property and equipment, net                                                        16,586             8,765
Other assets                                                                          947               946
Noncurrent deferred income taxes                                                    2,872             2,872
                                                                             -------------     -------------
Total assets                                                                     $ 68,608          $ 43,871
                                                                             =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable and accrued liabilities                                      $ 17,057           $ 6,054
   Deferred revenue                                                                 3,180             2,266
   Current portion of capital lease obligations                                     1,458             1,440
                                                                             -------------     -------------
Total current liabilities                                                          21,695             9,760

Long-term capital lease obligations                                                 1,752             2,840
Other long-term liabilities                                                         1,759             1,745

Stockholders' equity:
    Common stock                                                                      197               191
    Additional paid-in capital                                                     36,947            34,964
    Retained earnings (deficit)                                                     6,295            (5,592)
    Accumulated other comprehensive loss                                              (37)              (37)
                                                                             -------------     -------------
Total stockholders' equity                                                         43,402            29,526
                                                                             -------------     -------------
Total liabilities and stockholders' equity                                       $ 68,608          $ 43,871
                                                                             =============     =============

(1)  Unaudited.
(2) These amounts were derived from the Company's audited consolidated financial statements at September 30, 1999.




SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ELANTEC SEMICONDUCTOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  Nine Months Ended
                                                                                       June 30,
                                                                          -----------------------------------
                                                                               2000               1999
                                                                         -----------------   ----------------
OPERATING ACTIVITIES:
Net income (loss)                                                                $ 11,887          $  (5,621)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                                                 2,218              2,136
      Inventory write-down                                                              -              1,008
      Asset impairment                                                                  -             11,090
      Deferred income taxes                                                           800             (4,889)
      Changes in operating assets and liabilities:
          Trade receivable                                                         (9,826)               393
          Inventories                                                              (4,321)             4,848
          Prepaid expenses and other current assets                                  (170)               254
          Accounts payable and accrued liabilities                                 11,003                (67)
          Deferred revenue                                                            913                409
                                                                         -----------------   ----------------
Net cash provided by operating activities                                          12,504              9,561

INVESTING ACTIVITIES:
Sale/maturity of available-for-sale securities                                        169              2,659
Purchase of property and equipment                                                (10,021)            (1,291)
Decrease in other assets                                                               (2)               145
                                                                         -----------------   ----------------
Net cash provided by (used in) investing activities                                (9,854)             1,513

FINANCING ACTIVITIES:
Payments on capital lease                                                          (1,056)            (1,133)
Exercise of common stock options                                                    1,989                290
                                                                         -----------------   ----------------
Net cash provided by (used in) financing activities                                   933               (843)

Increase in cash and cash equivalents                                               3,583             10,231
Cash and cash equivalents at beginning of period                                   17,459              5,815
                                                                         -----------------   ----------------
Cash and cash equivalents at end of period                                      $  21,042           $ 16,046
                                                                         =================   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                   $     227           $    316
Taxes paid                                                                      $   4,958           $    220


SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------

1.   BASIS OF PRESENTATION

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 1999.

All share and per share information has been adjusted for the effect of our two-for-one stock split which occurred on April 21, 2000.

Our fiscal year end is the Sunday closest to September 30 and our fiscal quarters end on the Sunday closest to the end of the calendar quarter. For convenience, we have indicated that our quarters end on December 31, March 31, June 30 and September 30.

2.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following balances in thousands:

                                                                  June 30,         September 30,
                                                                    2000                 1999
                                                              -----------------    ------------------
    Raw materials                                               $     215            $      45
    Work-in-process                                                 6,022                1,645
    Finished goods                                                  1,384                1,610
                                                              -----------------    ------------------
                                                                $   7,621            $   3,300
                                                              =================    ==================

3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share (EPS) is computed as basic EPS using the weighted average number of shares of common stock outstanding and as diluted EPS using the weighted average number of shares of common stock and dilutive common equivalents shares outstanding from stock options (using the treasury stock method) and shares issuable under our employee stock purchase plan.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                            Three Months Ended   Nine Months Ended
                                                                  June 30,            June 30,
                                                             -----------------   ------------------
                                                              2000       1999      2000      1999
                                                             -------   -------   -------   --------
Numerator for basic and diluted earnings (loss) per share:
  Net earnings (loss)                                        $ 5,774   $ 1,477   $11,887   $ (5,621)
                                                             =======   =======   =======   ========

Denominator:
  Denominator for basic earnings (loss) per share -
     weighted average shares                                  19,575    18,560    19,194     18,460
  Effect of dilutive securities:
     Common stock options                                      4,238     2,358     3,986       --
     Shares issuable under Employee Stock Purchase Plan ..        36      --          19       --
                                                             -------   -------   -------   --------

    Denominator for diluted earnings (loss) per share         23,849    20,918    23,199     18,460
                                                             =======   =======   =======   ========

Basic earnings (loss) per share                              $  0.29   $  0.08   $  0.62   $  (0.30)
                                                             =======   =======   =======   ========

Diluted earnings (loss) per share                            $  0.24   $  0.07   $  0.51   $  (0.30)
                                                             =======   =======   =======   ========

At June 30, 2000, outstanding options to purchase 7,385 shares at exercise prices between $47.50 and $75.63 were excluded from the computation of earnings
(loss) per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

At June 30, 1999, outstanding options to purchase 34,374 shares at exercise prices between $4.72 and $6.78 were excluded from the computation of earnings
(loss) per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

4. COMPREHENSIVE INCOME (LOSS)

There were no material differences between comprehensive income (loss) and net income (loss) for all periods presented.

5. SEGMENT INFORMATION

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

The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives and distributors. The Company's geographic sales, as a percentage of net revenues, were as follows:

                                                              Three Months Ended               Nine Months Ended
                                                                    June 30,                         June 30,
                                                          ----------------------------    ---------------------------
                                                             2000            1999            2000           1999
                                                         --------------  -------------   -------------   ------------
Domestic                                                           24%            44%             26%            42%
Export:
       Europe                                                      10%            13%             10%            13%
       Japan                                                       33%            35%             37%            39%
       Other Pacific Rim Countries                                 33%             8%             27%             6%
                                                         --------------  -------------   -------------   ------------
                                                                  100%           100%            100%           100%
                                                         ==============  =============   =============   ============

The Company's assets located outside the United States are insignificant.

The Company's products are sold to a wide variety of original equipment manufacturers through a direct sales force and to a network of distributors.

Customers comprising 10% or greater of the Company's net revenues are summarized as follows:

                                                                  Three months ended           Nine months ended
                                                                        June 30,                   June 30,
                                                             --------------------------- ----------------------------
                                                                 2000          1999          2000           1999
                                                             -------------- ------------ --------------- ------------
Microtek International, Inc. - Japan                                   26%          26%             29%          30%
Samsung - Korea                                                        13%           1%             10%           2%
Insight Electronics, Inc. - United States                               8%          11%             10%           9%

As of June 30, 2000, Microtek International, Samsung and Insight Electronics accounted for 31%, 16% and 6%, respectively, of the Company's trade receivables. The same customers accounted for 44%, 4% and 11%, respectively, of the Company's trade receivables at September 30, 1999.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurements of derivatives and hedging activities. We are required to adopt SFAS No. 133, as amended, beginning in the first quarter of fiscal 2001. Although we have not fully assessed the implication of SFAS No. 133, we do not expect the adoption of the statement to have a significant effect on our consolidated financial position, results of operations or cash flows.

REVENUE RECOGNITION. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We are required to adopt SAB No. 101, as amended, in the fourth quarter of fiscal 2001. Although we have not fully assessed the implications of SAB No. 101, our management does not believe that adoption of this bulletin will have a material impact on our consolidated financial position, results of operations or cash flows.

7. UNUSUAL CHARGES

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

In response to the aforementioned, the Company decided to move gradually toward a primarily outsourced model through a period of several years. The Company further decided to discontinue development of future dielectric process technology in favor of silicon-on-insulator technology, where volume production is expected to be outsourced if a suitable foundry is qualified. Based on the change in manufacturing strategy, the Company estimated the future nondiscounted cash flows relating to the internal wafer fabrication facility and concluded under FAS No. 121 that impairment was indicated.

The Company engaged independent valuation consultants to assist in evaluating the fair value of these assets to be held and used in the facility. The Company, based on the valuations wrote-down the carrying value of the equipment by $4.3 million and leasehold improvements by $6.8 million.

The book values of assets, by category, before and after the write-down were as follows (in thousands):

                                                                    Balances at December 31, 1998
                                                             Before Write-Down          After Write-Down
                                                         --------------------------- ------------------------
        Machinery & equipment                                     $ 5,444                    $1,159
        Furniture & Fixtures                                           51                        11
        Leasehold Improvements                                      8,595                     1,830
                                                         --------------------------- ------------------------
        Total                                                     $14,090                    $3,000
                                                         --------------------------- ------------------------
                                                         --------------------------- ------------------------

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

These unusual charges resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold in the first quarter of fiscal 1999. Remaining cash payments related to these activities are expected to be $0.1 million for the remainder of fiscal 2000. The following table summarizes the restructuring and other charges in thousands:

                                                     Total
                                                 Restructuring        Utilized through      Balance at
                                                    Charge              June 30, 2000      June 30, 2000
                                               ------------------ ---------------------- ------------------
         Asset impairment                                $11,090                $11,090                $ -
         Write-down of inventory                           1,008                  1,008                  -
         Payments to employees
            involuntarily terminated                         638                    598                 40
         Write-down of patents                               174                    174                  -
         Legal settlement                                    107                    107                  -
                                               ------------------ ---------------------- ------------------
         Total                                           $13,017                $12,977                $40
                                               ================== ====================== ==================

8. SUBSEQUENT EVENT

On July 24, 2000, we announced the appointment of Richard Beyer as our new President and Chief Executive Officer. He will also serve as a director on the Board of Directors. In connection with his employment, we granted him 86,500 shares of restricted common stock at nominal cost that vest annually over a five year period. These restricted shares which had a market value of approximately $5,000,000 based on the trading price of the shares on the date of the grant will be charged to expense over the vesting period. In addition, we granted him options to purchase 613,500 shares of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," or "continue" and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.

The section entitled "Factors Affecting Future Results" and other cautionary language in this Form 10-Q, as well as the various disclosures made by us in our reports filed with the Securities and Exchange Commission, including our 1999 Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations we describe in our forward-looking statements. You are urged to read and carefully consider these disclosures made by us.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of filing this Form 10-Q. We do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS - The following table sets forth, as a percentage of net revenues, certain consolidated statements of operations data for the periods indicated.


                                                 Three             Three                Nine              Nine
                                             Months Ended       Months Ended        Months Ended      Months Ended
                                             June 30, 2000     June 30, 1999       June 30, 2000     June 30, 1999
Net revenues                                     100%              100%                100%              100%
Cost of revenues                                  39                48                  39                54
Cost of revenues-inventory
  write down                                       -                 -                   -                 3
Gross profit                                      61                52                  61                43

Operating expenses:
   Research and development                       16                14                  16                14
   Marketing, sales, general
   and administrative                             14                22                  17                22
   Unusual charges                                 -                 -                   -                33
    Income (loss) from operations                 31                16                  28               (26)
    Income (loss) before income taxes             32                17                  29               (26)
    Net income (loss)                             20%               11%                 18%              (15%)
                                                 ===               ===                 ===               ====

NET REVENUES. During the third quarter of fiscal 2000, we generated net revenues of $28.6 million, an increase of 120% from the $13.0 million reported in the same quarter of the previous year. This increase was due to a significant increase in unit shipments which was partially offset by a decline in the average selling prices of our products. Sales increased in all geographic areas. Revenue contribution from the communications market continued to grow steadily, exceeding 10% of our quarterly revenues.

International net revenues during the third quarter of fiscal 2000 were 76% of total revenues, compared to 56% of total revenues for the third quarter of fiscal 1999. The increase in international revenue over the prior year was primarily due to strong video and optical storage product demand in Asia.

In the third quarter of fiscal 2000, domestic net revenues increased slightly by $1.1 million from $5.7 million in the third quarter of fiscal 1999 as a result of increased sales of our products offset by the discontinuation of our military and commercial hybrid product line at the end of fiscal 1999. This product line accounted for $1.6 million or 12.3% of our product revenues in the third quarter of fiscal 1999. As a percentage of total net revenues, domestic net revenues in the third quarter of fiscal 2000 decreased from 44% in the third quarter of fiscal 1999 to 24%.

For the first nine months of fiscal 2000, net revenues were $64.4 million, an increase of 77% from the $36.4 million reported in the corresponding period of fiscal 1999. This increase over the prior year was due to a significant increase in total units shipped despite a decline in average selling prices. Sales increased in all geographic areas, especially in Asia.

In the first nine months of fiscal 2000, international net revenues were 74% compared to 58% in fiscal 1999. This increase was due primarily to strong demand for our video and optical storage products resulting from improved demand as well as improved conditions in Asia.

Domestic net revenues in the first nine months of fiscal 2000 increased slightly to $16.8 million from $15.2 million in fiscal 1999 as a result of increased sales of our products partially offset by the discontinuation of our military and commercial hybrid product line at the end of fiscal 1999. This product line accounted for $3.0 million or 8.1% of our product revenues in the first nine months of fiscal 1999. As a percentage of total net revenues, domestic net revenues in fiscal 2000 decreased from 42% in the first nine months of fiscal 1999 to 26%.

GROSS MARGIN. Gross margin was 61% for the third quarter and first nine months of fiscal 2000, respectively, compared to 52% and 43% in the corresponding periods in fiscal 1999. The improvement in gross margin was primarily due to the allocation of fixed manufacturing costs across a higher revenue base and improvements in manufacturing efficiencies and yields.

The improvement in gross margin in the first nine months of fiscal 2000 over fiscal 1999 was also due to the implementation of our plan to restructure our manufacturing operations by moving towards a primarily outsourced model through a period of several years. We further decided to discontinue development of future dielectric process technology in favor of the silicon-on-insulator technology, where volume production is expected to be outsourced. As a result of that decision, we concluded that certain quantities of dielectric inventory in excess of known customer demand might become obsolete. Of the $1.0 million write-down of inventory in the first quarter of fiscal 1999, approximately $0.8 million related to work in process and approximately $0.2 million related to finished goods. The amount of dielectric inventory on the balance sheet, after the write-down, at June 30, 2000 was $2.6 million in work in process and $0.5 million in finished goods.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $2.7 million or 144% and $5.1 million or 100% for the third quarter and first nine months of fiscal 2000, respectively, as compared to the corresponding periods in fiscal 1999. The increase in research and development expenses in the third quarter and first nine months of fiscal 2000 as compared to the same periods of fiscal 1999 was due primarily to an increase in staffing and related compensation of $1.0 million and $2.0 million, respectively, particularly design engineering personnel, and higher spending of $1.7 million and $3.1 million, respectively, on new product designs. During the third quarter of fiscal 2000, we also opened a design center in the United Kingdom.

MARKETING, SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, sales, general and administrative expenses increased by $1.3 million or 47% and $3.0 million or 38% for the third quarter and first nine months of fiscal 2000, respectively, as compared to the corresponding periods in fiscal 1999. The increase in these expenses in the third quarter and first nine months of fiscal 2000 as compared to the same periods of fiscal 1999 was due primarily to an increase in staffing and related compensation of $0.7 million and $1.6 million, respectively, particularly sales and marketing personnel, and higher commissions paid to outside manufacturers' representatives of $0.6 million and $1.3 million, respectively, due to increase in net revenues.

UNUSUAL CHARGES. Our restructuring activities, as discussed in gross margin above, consisted primarily of a write-down of certain equipment, a write-down of inventory, severance costs, and a write-down of previously capitalized patent costs. See Note 7 of notes to condensed consolidated financial statements. These actions resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold in the first quarter of fiscal 1999. Approximately $44,000 was utilized in the third quarter of fiscal 2000.

INTEREST AND OTHER INCOME, NET. Interest and other income was $0.4 million and $0.7 million in the third quarter and first nine months of fiscal 2000, an increase of $0.4 million and $0.7 million, respectively, over the corresponding periods of fiscal 1999. The increase in interest and other income was due primarily to higher levels of cash, cash equivalents and short-term investments and gains from sale of foreign exchange forward contracts.

PROVISION FOR (BENEFIT FROM) TAXES ON INCOME. Our effective tax rate for the first nine months of fiscal 2000 was 37% compared to (39%) for the comparable prior year period. Provision for income taxes in the first nine months of fiscal 1999 benefited from the unusual charges recorded by us in the first quarter of fiscal 1999.

FACTORS AFFECTING FUTURE RESULTS

THE MARKETS IN WHICH WE PARTICIPATE ARE INTENSELY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, OUR OPERATING RESULTS COULD BE HARMED.

     The analog semiconductor industry is intensely competitive and is characterized by rapid technological change, product obsolescence and price erosion. Increased competition has in the past and could in the future result in price reductions, reduced gross margins or loss of market share, any of which could harm our operating results. In our primary markets, we compete with Analog Devices, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., Texas Instruments, Toshiba and National Semiconductor Corporation. We also compete indirectly with the in-house design staffs of some of our customers and end-users, which often provide alternative solutions to individual analog systems requirements. Many of our current and potential competitors have greater name recognition, larger customer bases and greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors. These combinations may provide our competitors and potential competitors with a competitive advantage over us by enabling them to expand their product offerings and service capabilities to meet a broader range of customer needs. In addition, the introduction of new technologies and new market entrants may increase competitive pressures.

CYCLICALITY IN THE SEMICONDUCTOR INDUSTRY HAS HISTORICALLY LED TO SUBSTANTIAL DECREASES IN DEMAND FOR OUR PRODUCTS AND TECHNOLOGIES AND MAY DO SO IN THE FUTURE.

     Our operating results are subject to significant variation due to the cyclical nature of the semiconductor industry. The semiconductor industry experienced a downturn in 1998 and 1999 that seriously harmed our operating results during that period. Our net income decreased from $7.2 million in fiscal 1998 to a net loss of $3.9 million in fiscal 1999. Our business depends upon the current and anticipated market demand for analog semiconductors and products using analog semiconductors. Future downturns in the semiconductor industry will likely lead to proportionately greater downturns in our net income or increases in net losses. Although the semiconductor industry has recently experienced strong demand, the industry may experience severe or prolonged downturns in the future.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE, WHICH COULD CAUSE US TO MISS EXPECTATIONS ABOUT THOSE RESULTS AND CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE.

     Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our net revenues and operating results to fluctuate from period to period include:

     -    shifts in demand for, and average selling prices of, our products;

     - the reduction, rescheduling or cancellation of orders by our customers;

     - the timing and success of product introductions and new technologies by our competitors and us;

     - the quantities of our products which we or third parties can manufacture and deliver in a quarter;

     -    the timing of our investments in research and development;

     - the timing and provision of pricing protections and returns from our customers;

     -    competitive pressures on selling prices;

     -    the length of our sales cycle;

     -    availability of manufacturing capacity for our products;

     -    fluctuations in manufacturing yields; and

     -    changes in product mix.

     Although our net revenues have increased in recent quarters, fluctuations in our net revenues and operating results due to these factors could prevent us from sustaining these growth rates. As a result, we believe that period-to-period comparisons of our net revenues and operating results are not necessarily meaningful and, accordingly, that these comparisons should not be relied upon as indications of future performance.

WE DEPEND UPON THE CONTINUED DEMAND FOR OUR PRODUCTS IN THE VIDEO AND OPTICAL STORAGE MARKETS FOR A SIGNIFICANT PORTION OF OUR NET REVENUES.

     We have derived, and expect to continue to derive, a significant portion of our net revenues from products that we sell in the video and optical storage markets. Therefore, our success depends in part on the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. In addition, although the video and optical storage markets have grown rapidly in the last few years, we cannot be certain that these markets will continue to grow or that a significant slowdown in these markets will not occur. Any downturn in these markets could harm our business and operating results.

THE FAILURE TO MANAGE AND SUSTAIN OUR GROWTH MAY HARM OUR BUSINESS.

     Our business is growing and our ability to continue to grow successfully requires an effective planning and management process. Since September 30, 1999, we increased our headcount substantially, from 175 employees to 254 at June 30, 2000. Our growth has placed, and the recruitment and integration of additional employees will continue to place, a significant strain on our infrastructure, internal systems and other resources. To manage our growth effectively, we must continue to improve and expand our operational, financial and management information systems in a timely and efficient manner and invest the necessary capital. We cannot assure you that those resources will be available when we need them or that we will have sufficient capital to invest. If we are unable to manage and sustain our growth, our operating results may be harmed.

DIFFICULTIES IN ESTIMATING THE AMOUNT AND TIMING OF SALES TO OUR CUSTOMERS COULD HARM OUR OPERATING RESULTS.

     It is difficult for us to forecast accurately the timing and amount of sales to our customers, which include distributors and original equipment manufacturers, or OEMs. Our customers generally take a long time to evaluate our products and technologies before committing to design our products into their systems. Moreover, our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled on short notice to us and without significant penalty to our customers. We do not have substantial noncancellable backlog and often we are forced to obtain inventory and materials from our manufacturing subcontractors in advance of anticipated customer demand. Because we incur expenses, many of which are fixed, based in part on our forecasts of future product sales, our operating results could be harmed if sales levels are below our expectations.

OUR NET REVENUES MAY DECREASE IF WE LOSE ANY OF OUR SIGNIFICANT CUSTOMERS, THEREBY HARMING OUR OPERATING RESULTS.

     A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. For the nine months ended June 30, 2000, Microtek International, Inc., Insight Electronics Inc. and Samsung accounted for 29.0%, 10.0% and 10.0% of our net revenues for that period. In fiscal 1999, Microtek and Insight accounted for 30.0% and 10.0% of our net revenues for that period. The loss of any significant customer coupled with our inability to obtain orders from new customers to compensate for such loss could cause our net revenues to decline, thereby harming our operating results.

     We have no long-term purchase commitments with these or any of our other important customers. These customers, therefore, could cease purchasing our products with short notice to us and without significant penalty to our customers. In addition, Microtek and Insight are distributors of our products to various OEMs. Any of these OEMs could choose to reduce or eliminate orders that would reduce our distributors' orders for our products.

     We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our net revenues. Due to these factors, the following may reduce our operating results:

     - reduction, delay or cancellation of orders from one or more of our significant distributors or OEMs;

     - development by one or more of our significant distributors or end-user customers of other sources of supply;

     - selection by one or more of our significant OEMs of devices manufactured by one or more of our competitors for inclusion in future product generations;

     -    sales of competing products by our distributors; or

     - failure of one of our significant customers to make timely payment of our invoices.

WE MUST ACHIEVE NEW DESIGN WINS, AND THESE DESIGN WINS MUST TRANSLATE INTO CUSTOMER PURCHASES.

     Our success depends in part upon achieving design wins for our products with current and future customers. Design wins are indications by existing and potential customers that they intend to incorporate our products into their new product designs. To achieve design wins, we must continually increase the performance levels of our products, keep pace with evolving industry standards and introduce new products in a timely manner. If we fail to achieve design wins, we may lose potential sales opportunities. However, customer decisions to use our products, which can often require significant expenditures by us without any assurance of success. Design wins also do not necessarily result in purchase orders for our products. In addition, it could take up to several months before a design win translates into a purchase order, if at all. The value of any design win, moreover, will largely depend upon the commercial success of our customer's product and on the extent to which the design of the customer's electronic system accommodates components manufactured by our competitors.

IF WE FAIL TO DEVELOP AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS.

     We operate in an industry that is characterized by rapidly changing technology, frequent product introductions, product obsolescence, and ongoing demands for greater performance and functionality. We, therefore, must continually design, develop and introduce on a timely basis new products with improved features to retain and attract customers and be competitive. Successful product development and introduction on a timely basis requires that we:

     - design innovative and performance-enhancing features that differentiate our products from those of our competitors;

     -    transition our products to new manufacturing technologies;

     - identify emerging technological trends in our target markets, including new standards for our products;

     -    accurately identify and design new products to meet market needs;

     - bring products to market on a timely basis at competitive prices and maintain effective marketing strategies;

     -    maintain a high level of investment in research and development;

     - respond effectively to technological changes or product announcements by others; and

     - adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully.

     We cannot assure you that we will be able to meet the design and market introduction schedules for our new products or enhancements to our existing products or that these products will achieve market acceptance.

IN ORDER TO REMAIN COMPETITIVE IN THE ANALOG SEMICONDUCTOR INDUSTRY, WE MUST DEVELOP AND INTRODUCE NEW SEMICONDUCTOR DESIGN AND PROCESS TECHNOLOGIES ON A TIMELY BASIS.

     Our future success depends upon our ability to:

     -    design and develop products that utilize new process technologies;

     - secure the availability of our new process technologies from our foundry;

     - introduce new process technologies to the marketplace earlier than our competitors do; and

     -    transfer our product design to multiple foundries efficiently.

     Semiconductor design and process methodologies are subject to rapid technological change, and require large expenditures for research and development. We incurred research and development expenses of $10.3 million for the nine months ended June 30, 2000, $7.8 million for the year ended September 30, 1999 and $7.2 million for the year ended September 30, 1998. We expect that our expenses for research and development will continue to increase because we continuously attempt, on a product-by-product basis, to migrate to smaller geometry process technologies. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. While we believe that transitioning our products to smaller geometries will be important for us to remain competitive, we cannot be certain that we can make these transitions successfully and on a cost-effective basis.

DUE TO OUR SIGNIFICANT LEVEL OF INTERNATIONAL SALES AND THE UTILIZATION OF FOREIGN MANUFACTURERS AND SUBCONTRACTORS, WE ARE SUBJECT TO INTERNATIONAL OPERATIONAL, FINANCIAL AND POLITICAL RISKS.

     Sales of our products to customers outside the United States have accounted for a significant part of our net revenues. Our net international sales, as a percentage of our net revenues, were 74.0% for the nine months ended June 30, 2000, 57.0% for the year ended September 30, 1999 and 53.0% for the year ended September 30, 1998. We expect net international sales, particularly into Japan, Taiwan and Korea, to continue to account for a significant percentage of our net revenues in the future. In addition, we expect to continue to rely on manufacturers and subcontractors located in Taiwan, Malaysia and Thailand. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These include:

     -    compliance with a wide variety of foreign laws and regulations;

     - changes in laws and regulations relating to the import or export of semiconductor products;

     - legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

     - political and economic instability in or foreign conflicts involving the countries of our customers, manufacturers and subcontractors causing delays or reductions in orders for our products;

     - difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

     - difficulties in staffing and managing personnel, distributors and representatives in foreign countries;

     - reduced protection for intellectual property rights in some countries, particularly in Asia;

     - currency exchange rate fluctuations, which could increase the price of our products in local currencies and thereby, reduce our revenue from these sales;

     -    seasonal fluctuations in purchasing patterns in other countries; and

     -    fluctuations in freight rates and transportation disruptions.

     Any of these factors could harm our existing international operations and business or impair our ability to continue expanding into international markets. To the extent we are unable to expand our net international sales in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products.

WE DEPEND ON A LIMITED NUMBER OF THIRD PARTY FOUNDRIES TO MANUFACTURE MOST OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE PRODUCTION, SUPPLY AND DELIVERY OF OUR PRODUCTS.

     We depend on a limited number of third party foundries for the production of most of our products. In particular, Lucent Technologies Inc. manufactures all of our junction isolation bipolar wafers, and

American Microsystems, Inc. and UMC manufacture all of our complementary metal-oxide-semiconductor wafers. In addition, another foundry provides poly deposition on all of our dielectric isolation wafers and silicon-on-insulator wafers. Furthermore, there are very few foundries that have the capability to produce dielectric isolation wafers or silicon-on-insulator wafers. Our dependence on third parties to fabricate our products has significant risks that could potentially harm our operating results, including:

     - We have no long-term contracts with any foundry and we do not have a guaranteed level of production capacity at any foundry. The ability of each foundry to provide wafers to us is limited by its available capacity and our foundry suppliers could provide that limited capacity to its other customers. In addition, our foundry suppliers could reduce or even eliminate the capacity allocated to us on short notice. Moreover, such a reduction or elimination is possible even after we have submitted a purchase order.

     - To obtain foundry capacity, we may be forced to enter into equity and debt financing arrangements. These arrangements could result in the dilution of our earnings or in the ownership of our stockholders.

     - We provide the foundries with rolling forecasts of our production requirements, however, our forecasts of production requirements may prove to be inaccurate.

     - We have limited control over product delivery schedules, and we may not receive products within the time frames and in the volumes required by our customers.

     - We could face delays in obtaining, or we might not be able to obtain, access to foundries with key fabrication process technologies, such as the fabrication process necessary to manufacture dielectric isolation wafers and silicon-on-insulator wafers.

     -    We have limited control over quality assurance and production costs.

     - We have limited control over manufacturing yields and our foundries occasionally experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the design, installation and initiation of new process technologies.

     We cannot be certain that we will be able to maintain our good relationships with our existing foundries. In addition, we cannot be certain that we will be able to form relationships with other foundries as favorable as our current ones. Moreover, transferring from our existing foundries to another foundry could require a significant amount of time and loss of revenue, and we cannot assure you that we could make a smooth and timely transition. If foundries are unable or unwilling to continue to supply us with these semiconductor devices in required time frames and volumes or at commercially acceptable costs, our business may be harmed.

WE ARE RESPONSIBLE FOR THE PRODUCTION OF OUR DIELECTRIC ISOLATION AND SILICON-ON-INSULATOR WAFERS AND OUR RESULTS OF OPERATIONS COULD BE HARMED IF OUR SUPPLY OF THOSE WAFERS DOES NOT MEET THE DEMAND.

     Our fabrication facilities are the only facilities currently available to us that are capable of manufacturing dielectric isolation wafers and silicon-on-insulator wafers for our products. If we experience a reduction or interruption in the supply, or a degradation in the quality of any of the wafers, we may be forced to discontinue that product based upon those wafers until we can contract with third party foundries that are qualified to produce those wafers. As a result, our relationships with our customers could be harmed if we are unable to deliver sufficient quantities of wafers.

     We intend to outsource the volume production of silicon-on-insulator wafers upon the stabilization of the process. Accordingly, we intend to export the process to a suitable foundry for manufacturing of these wafers. However, we cannot provide any assurance that a suitable foundry can be qualified for such volume production.

IF WE FAIL TO DEVELOP OUR NEXT GENERATION SILICON-ON-INSULATOR TECHNOLOGY IN A TIMELY MANNER, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

     Part of our future product development strategy includes the development of an advanced silicon-on-insulator technology. As with the development of any process technology, we cannot assure you that this new technology can be successfully implemented in a timely manner or that it will provide the desired improvements over our current technology. In addition, our next generation silicon-on-insulator technology could be supplanted by alternative new technologies and may not be able to be transferred to third party foundries. Significant delays or cancellation of the development of this new generation of technology or manufacturing problems associated with transferring our current product line to this technology could harm our business and results of operations. Significant delays or cancellation of the development of this technology also could harm our new product development program.

WE RELY ON A LIMITED NUMBER OF PACKAGING SUBCONTRACTORS THAT MAY NOT HAVE ADEQUATE CAPACITY TO MEET OUR PRODUCT DELIVERY REQUIREMENTS.

     We rely on a limited number of packaging subcontractors with whom we do not have long-term contracts. In general, the wafers we manufacture at our fabrication facilities and the wafers we purchase from our outside foundries are tested at our facilities. The wafers are then sent to our packaging subcontractors for packaging and assembly. Our reliance on these subcontractors involves significant risks, including a lack of adequate capacity and the possibility that necessary process technologies will be eliminated and reduced control over quality and delivery schedules. These independent subcontractors may discontinue doing business with us for a variety of reasons. As a result, we may experience product delivery and quality assurance problems, which in turn may harm our reputation and operating results.

IF OUR PRODUCTS CONTAIN DEFECTS OR FAIL TO ACHIEVE INDUSTRY RELIABILITY STANDARDS, OUR REPUTATION MAY BE HARMED, AND WE MAY INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOSE SALES OPPORTUNITIES.

     Our products have in the past contained, and may in the future contain, undetected errors or defects. Any similar problem in the future may:

     -    cause delays in product introductions and shipments;

     -    result in increased costs and diversion of development resources;

     - cause us to incur increased charges due to obsolete or unusable inventory;

     -    require design modifications; or

     - decrease market acceptance or customer satisfaction with these products, which could result in product returns.

     In addition, we may not find defects or failures in our products until after commencement of commercial shipments, which may result in loss or delay in market acceptance and could significantly harm our operating results. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any of these claims, whether or not successful, could seriously damage our reputation and business.

EARTHQUAKES, OTHER NATURAL DISASTERS AND "ROLLING BLACKOUTS" MAY DAMAGE OUR FACILITIES OR THOSE FOUNDRIES AND OTHERS ON WHICH WE DEPEND.

     Our corporate headquarters are located in California near major earthquake faults which have experienced earthquakes in the past. In addition, some of the foundries, suppliers and other third parties upon which we rely are located near fault lines. In the event of an earthquake or other natural disaster near one or more of the facilities of third parties upon which we rely, like the earthquake in Taiwan in September 1999, could disrupt the operations of those parties. Additionally, the loss of power, such as the temporary loss of power caused by the "rolling blackouts" experienced by us at our facility in Northern California, could disrupt our operations. None of these disruptions would be covered by insurance and thus, the supply of our products could be limited and our business could be hampered.

IF WE FAIL TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR BUSINESS MAY BE
HARMED.

     Our future success depends largely upon the continued service of our key management and technical personnel, and on our continued ability to hire, integrate and retain qualified management and technical personnel, particularly engineers. Competition for these employees in the analog semiconductor industry is intense, and we may not be successful in attracting or retaining these personnel. In addition, it is difficult to obtain work visas for foreign professionals trained in the United States. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees as needed could impair our ability to meet customer and technological demands. The loss of the services of any executive officer or other key technical or management personnel could harm our business. To help retain the continued services of some of our key executives, we have entered into employment agreements with some of them. We do not have key person life insurance on any of our key personnel.

IF DIGITAL INTEGRATED CIRCUITS REPLACE ANALOG INTEGRATED CIRCUITS, OUR BUSINESS, WHICH DEPENDS ON THE DEMAND FOR PRODUCTS BASED ON ANALOG TECHNOLOGIES, MAY FAIL.

     All of our products are based on analog technologies. However, as digital integrated circuits have become faster and their processing capacity has expanded, digital circuits have increasingly been used to perform functions in electronic systems that were previously performed with analog technologies. We cannot assure you that further advances in digital processing power will not eventually supplant analog technologies in those new applications, which could harm our business and results of operations.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITORS COULD MARKET PRODUCTS WITH SIMILAR FEATURES, REDUCING DEMAND FOR OUR PRODUCTS AND HARMING OUR OPERATING RESULTS.

     Our success depends in part on our ability to protect our intellectual property rights covering our products and technologies. We rely on a combination of patent, copyright, trademark, trade secret laws and confidentiality procedures to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries, and the enforcement of those laws, do not protect proprietary rights to as great an extent as do the laws of the United States. We also cannot assure you that:

     -    our means of protecting our proprietary rights will be adequate;

     -    patents will issue from our currently pending or future applications;

     - our existing patents or any new patents will be sufficient in scope or strength to provide any meaningful protection or commercial advantage to us;

     - any patent or registered trademark owned by us will not be invalidated, circumvented or challenged in the United States or foreign countries; or

     - others will not misappropriate our proprietary technologies or independently develop similar technology, duplicate our products or design around any patent issued to us or other intellectual property rights of ours.

     In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights to establish the validity of our proprietary rights. This litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

WE MAY FROM TIME TO TIME BE SUBJECT TO CLAIMS OF INFRINGEMENT OF OTHER PARTIES' PROPRIETARY RIGHTS OR TO CLAIMS THAT OUR INTELLECTUAL PROPERTY RIGHTS ARE INVALID, WHICH COULD RESULT IN SIGNIFICANT EXPENSE AND LOSS OF INTELLECTUAL PROPERTY RIGHTS.

     We from time to time have received and may receive in the future claims that we are infringing third parties' intellectual property rights or claims that our trademarks, patents or other intellectual property rights are invalid. The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. The resolution of any claims of this nature, with or without merit, could be time consuming, result in costly litigation or cause product shipment delays. In the event of an adverse ruling, we might be required to discontinue the use of certain processes, cease the manufacture and sale of infringing products, expend significant resources to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any intellectual property could harm our business.

OUR FAILURE TO COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS COULD SUBJECT US TO SIGNIFICANT FINES AND LIABILITIES, AND NEW LAWS AND REGULATIONS OR CHANGES IN REGULATORY INTERPRETATION OR ENFORCEMENT COULD MAKE COMPLIANCE MORE DIFFICULT AND COSTLY.

     We are subject to a variety of federal, state, local and foreign governmental laws and regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing of semiconductor wafers. Our failure to comply with present or future environmental laws and regulations could result in fines being imposed on us, suspension of our production or a cessation of our operations. Any failure by us to comply with these laws and regulations could subject us to significant liabilities, thereby harming our business and operating results. In addition, new environmental laws and regulations or changes in regulatory interpretation and enforcement could render compliance more difficult and costly and require significant capital expenditures.

WE MAY REQUIRE ADDITIONAL CAPITAL TO FUND OUR CAPITAL EXPENDITURES OR OUR OPERATIONS, HOWEVER, SUCH CAPITAL MAY NOT BE AVAILABLE.

     The operation of our fabrication facility requires the continued investment of substantial capital. We intend to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. We may need equity or debt financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of these capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for our products, our product mix, changes in semiconductor industry conditions and competitive factors. Debt or equity financing may not be available when needed or, if available, may not be available on terms satisfactory to us.

WE MAY ENGAGE IN FUTURE ACQUISITIONS, WHICH COULD HARM OUR PROFITABILITY OR PUT A STRAIN ON OUR RESOURCES, OR CAUSE DILUTION TO OUR STOCKHOLDERS.

     We may make acquisitions of complementary businesses, products or technologies. Integrating newly acquired organizations, products or technologies into our business could be expensive, time consuming and may not be successful. Future acquisitions could divert our management's attention from other business concerns and expose our business to unforeseen liabilities or risks associated with entering new markets. In addition, we may lose key employees while integrating these new organizations. Consequently, we may not be successful in integrating any acquired business, products or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses related to goodwill and other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

OUR TRADING PRICE MAY BE VOLATILE.

     The market for securities of technology companies in general, and of companies in the semiconductor industry including us in particular, has been highly volatile. It is likely that the trading price of our common stock will continue to fluctuate in the future. Factors affecting the trading price of our common stock include:

     - responses to fluctuations in our operating results;

     - announcements of technological innovations, new products or product enhancements, joint ventures or significant agreements by us or our competitors;

     - our sales of common stock or other securities in the future;

     - general conditions in the video, optical storage, communications and power management markets; and

     - changes in financial estimates or recommendations by market analysts regarding us and our competitors.

     In addition, the stock market has experienced substantial price and volume volatility that has particularly affected the trading prices of equity securities of many technology companies and that often has been unrelated or disproportionate to the operating results of these companies. As a result, any broad market fluctuations may adversely affect the trading price of our common stock.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS OR DELAWARE LAW MAY DELAY OR PREVENT A CHANGE OF CONTROL OF ELANTEC OR CHANGES IN OUR MANAGEMENT AND THEREFORE, DEPRESS THE TRADING PRICE OF OUR COMMON STOCK.

     Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our company or changes in our management that you may deem advantageous. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions:

     - authorize the issuance of "blank check" preferred stock, which is preferred stock that our board of directors can create and issue without prior stockholder approval with rights senior to those of common stock;

     - limit the ability of stockholders to call special meetings of stockholders;

     - prohibit cumulative voting in the election of directors, which would allow less than a majority of stockholders to elect director candidates; and

     - establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

     In addition, our board of directors declared a dividend of one preferred share purchase right for each share of our common stock outstanding, subject to limitations stated in the stockholder rights plan. These rights may delay, defer or prevent a change of control of our company.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents and short-term investments of $22.1 million at June 30, 2000. Additionally, at June 30, 2000, we had a revolving credit line of $5.0 million, all of which was unused and available. We are currently in the process of obtaining a line of credit that will replace the one which expired on June 30, 2000.

Cash and cash equivalents were $21.0 million at June 30, 2000, representing an increase of $3.6 million from September 30, 1999. The increase is primarily a result of cash generated from operations of $12.5 million, net sale of available for sale securities of approximately $0.2 million and proceeds from the exercise of employee stock options of $2.0 million. These cash inflows were offset by capital expenditures of approximately $10.0 million primarily for new process development, assembly and test facilities and payments on capital leases of approximately $1.1 million.

Our management believes that our current cash and equivalents, short-term investments, line of credit, borrowing capacity, and cash generated from operations will satisfy our expected working capital and capital expenditure requirements for the next twelve months.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY. We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2000, the fair value of the approximately $1.0 million portfolio would decline by an immaterial amount. We intend to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden short-term change in market interest rates on our securities portfolio.

At June 30, 2000, we had approximately $3.2 million of outstanding obligations under capital lease arrangements. As the lease payments associated with these arrangements do not have variable interest rates, an increase of 10% in short-term interest rates would not have a material impact on our net income or cash flows. We do not hedge any interest rate exposures.

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

FOREIGN CURRENCY EXCHANGE RISK. The Japanese Yen is the functional currency of our subsidiary in Japan and we denominate certain sales transactions in Japanese Yen. We have established a foreign currency-hedging program, utilizing foreign currency forward exchange contracts, or forward contracts of various durations to hedge trade receivables denominated in Japanese Yen. Under this program, gains and losses on the forward contracts mitigate the risk of material foreign currency transaction gains and losses and offset increases or decreases in our foreign currency receivables. We do not use forward contracts for trading purposes. We believe that the use of foreign currency financial instruments should reduce the risks that arise from conducting business in international markets.

We do not currently enter into foreign exchange forward contracts to hedge balance sheet exposures of our subsidiary in Japan and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in Yen. If foreign exchange rates were to weaken against the United States dollar immediately and uniformly by 10.0% from the exchange rate at June 30, 2000, the fair value of these foreign currency amounts would decline by an immaterial amount.

At the end of each fiscal month, all foreign currency assets and liabilities are revalued using the month end spot rate and the realized and unrealized gains and losses are recorded and included in net income as a component of interest and other income, net.

PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Stockholders on April 6, 2000, in Milpitas, California. At the Special Stockholders Meeting, the stockholders approved an increase in the company's authorized shares of common stock from 25,000,000 shares to 50,000,000 shares.

The results of voting for approval of an amendment to the Certificate of Incorporation to increase the number of authorized shares from 25,000,000 shares to 50,000,000 shares were:

                                                                    Broker
       For                  Against              Abstain          Non-Votes
-------------------     -----------------     --------------    ---------------
    8,025,921               268,849               2,250              N/A

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

         Exhibit 4.1 - Certificate of Amendment to the Certificate of Incorporation.
         Exhibit 27.1 - Financial Data Schedule for the nine months ended June 30, 2000.

(b)      Reports on Form 8-K:

         We filed a current report with the Securities and Exchange Commission on July 27, 2000. The report announced the hiring of Richard Beyer as our new President and Chief Executive Officer. He will also serve as a director on the Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANTEC SEMICONDUCTOR, INC.
(Registrant)



Date: August 14, 2000              By: /s/ Ephraim Kwok
                                       -----------------------
                                   Ephraim Kwok
                                   Chief Financial Officer (duly authorized
                                   officer and principal financial officer)

                                  EXHIBIT INDEX

Exhibit
-------
 4.1     Certificate of Amendment of Certificate of Incorporation of Elantec
         Semiconductor, Inc.
27.1     Financial Data Schedule