Form 10-K
period 2000-10-01
ELANTEC SEMICONDUCTOR INC
filed 2000-11-29
CIK 949872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended October 1, 2000.

OR

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to ____________.

Commission File Number 000-26690

ELANTEC SEMICONDUCTOR, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0408929 (I.R.S. Employer Identification No.)

675 Trade Zone Boulevard, Milpitas, California 95035
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (408) 945-1323

Securities registered pursuant to Section 12(b) of the Act:

None (Title of each class)	None (Name of each exchange on which registered)

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

YES [X]      NO [_]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on October 27, 2000 as reported on the Nasdaq National Market: $2,355,465,618. This calculation does not include a determination that persons are affiliates for any other purpose.

Number of shares outstanding of the registrant’s common stock as of October 27, 2000: 21,936,816

Documents Incorporated By Reference

Items 10, 11, 12 and 13 of Part III incorporate information by reference to portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held January 12, 2001.

ELANTEC SEMICONDUCTOR, INC. FORM 10-K

For the Fiscal Year Ended September 30, 2000.

Table of Contents

PART I
Item 1	Business

Item 2	Properties

Item 3	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6	Selected Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Item 8	Financial Statements and Supplementary Data

PART III

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management

Item 13	Certain Relationships and Related Transactions

PART IV

Item 14	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART 1

The following discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Business” and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 1: BUSINESS

We are a leading designer, manufacturer and marketer of high performance analog integrated circuits, which provide specific analog solutions to manufacturers in the high growth markets for video, optical storage, communications and power management products. The rapid advances in digital technology and increasing demand for digital integrated circuits are driving the need for high speed, high precision, low distortion and power efficient analog circuits. Electronic systems manufacturers in these high growth markets require analog circuits with precision, linearity, speed, power and signal amplification capabilities specific to their applications. We believe we fulfill these circuit requirements with our standard line of products and with our application specific standard products, or ASSPs, which are designed to satisfy the needs of specific applications within our targeted markets.

We presently offer approximately 150 products, including amplifiers, drivers, faders, transceivers and multiplexers. We manufacture our products at our facilities in Milpitas, California and utilize third party wafer foundries. We sell our proprietary products to leading original equipment manufacturers, or OEMs, such as Globespan, Hitachi, Lucent, Lucky Goldstar, Motorola, Olympus, Philips, Ricoh, Samsung, Sanyo, Sony, Toshiba and Yamaha, either directly or through our distributors, such as Microtek International, Inc. and Insight Electronics, Inc.

Industry Overview

Semiconductors, also known as integrated circuits, can be divided into two broad categories: digital and analog. Digital circuits, such as memory devices and microprocessors, function as on and off switches expressed in binary code as “1‘s” and “0‘s.” In contrast, analog semiconductors monitor, regulate, amplify or transform signals associated with physical properties, such as temperature, pressure, weight, speed, sound and electrical current. Analog circuits play an important role in bridging the real world phenomena with a variety of electronic systems. The analog integrated circuit represents these real world properties by generating continuously varying voltages and currents that better reflect the items measured. There is a wide variation in the performance characteristics of analog integrated circuits generally. High performance analog integrated circuits are characterized by their high speed, high precision, low distortion and power efficiency.

Demand for analog integrated circuits has increased in recent years as the use of embedded digital circuits in a wide variety of communications, consumer and industrial products has accelerated. In turn, this has created the need for high performance analog products that enable digital circuits, such as computers, microprocessors, microcontrollers and signal processors, to interact with electronic signals derived from physical or analog phenomena. For example, flat panel displays, CD recordable devices, optical camcorders and digital subscriber line transceivers use both digital and high performance analog circuits.

     The market for analog integrated circuits differs from the digital circuit market in several significant ways. Analog applications involve more complex signals than digital applications, with analog signals having continuous variations in resolution, speed, power, signal amplitude and other specifications. Competition in analog integrated circuit markets is based primarily on performance, functionality, quality, reliability and power consumption. Analog circuits generally have longer life cycles than digital circuits because customers typically design the analog function block of their systems to span multiple generations of product. This is because switching analog components may cause unexpected problems with the rest of the product’s circuitry. As a result, the critical point of competition for analog integrated circuit manufacturers is at the design-in stage when a systems designer evaluates various alternative components for implementing the system architecture.

Designers of analog circuits must typically take into account complex interrelationships among the physical layout of the circuit elements, the manufacturing process and the finished product’s packaging, all of which can significantly affect performance. The high performance characteristics required by new and emerging applications for analog circuits involve increasingly advanced designs, which require highly skilled engineers, innovative design strategies and rigorous design methodologies. The number of design engineers who have the training, creativity and experience to design complex analog circuits is very limited, and the available computer-aided design tools for analog circuit design typically require substantial customization in order to provide adequate utility for complex analog circuit design.

The Elantec Solution

We design, manufacture and sell high performance analog integrated circuits primarily to designers and manufacturers of systems and subsystems in our targeted markets. We believe our products provide the precision, linearity, speed, power and signal amplification capabilities required by OEMs in these high growth markets. We provide ASSPs to satisfy the needs of a broad range of customers within our target markets and standard products to meet the needs of our broad customer base. The key elements of our solution include:

     High Performance Analog Expertise. Over the past 11 years, we have accumulated significant design and process technology expertise in producing high speed, high precision, low distortion and power efficient analog integrated circuits. We utilize our expertise to deliver high performance solutions that are cost-efficient and adhere to our customers’ demands.

     System Level Expertise. In addition to our design and process technology expertise in analog integrated circuits, we have accumulated system level expertise in our targeted markets whereby we can approach ASSP projects with an advanced understanding of the system constraints. This understanding facilitates the design process, allowing us to design optimal ASSP solutions that our customers can easily integrate into their products, thereby reducing their time-to-market cycle. Once our integrated circuits are designed into our customer’s products, we maintain a strong position to be considered for our customers’ next generation products.

     Proprietary Manufacturing Process Technology. We manufacture all of our digital subscriber line, or DSL, line drivers using our proprietary silicon-on-insulator, or SOI, technology. We believe our SOI process technology provides an optimal solution for satisfying the requirements of DSL equipment by reducing power consumption, while maintaining low distortion transmission quality.

     ASSP Design Capability. We develop ASSPs that are designed as solutions to the requirements of particular applications, and because these solutions are not custom designed for a specific customer, they potentially can be used by multiple customers in their products. They can therefore be easily integrated into multiple customers’ products with the same or similar application requirements. As a result, we believe our ASSPs are highly scalable and cost-efficient and meet the needs of a broad customer base, resulting in high volume.

The Elantec Strategy

Our goal is to be the leading provider of analog integrated circuits for the high growth video, optical storage, communications and power management markets. In order to achieve this goal, we are pursuing the following strategies:

     Offer Market Driven Proprietary Products. We will continue to supply market driven proprietary products to our target markets and develop general purpose standard products that are performance driven and address multiple markets with broad customer bases. Additionally, we will continue to develop ASSPs for specific high growth applications used in products such as flat panel displays, optical storage devices and asymmetrical digital subscriber line, or ADSL, modems.

     Strengthen Position in Selected High Growth Commercial Markets. We focus our design expertise on specific functions within our four target markets. As a result, we believe we have acquired a greater expertise in these areas and have developed a reputation for high performance products. We intend to leverage our existing customer relationships to supply them with successive generations of products for their systems and to identify new product opportunities within their systems. In addition, we believe there is significant growth potential within our target markets and we plan to leverage our systems expertise to penetrate new customer opportunities within these markets.

     Work Closely with Leading OEMs. We plan to continue to work closely with leading OEMs by developing products to address their specific applications. We plan to apply our systems level expertise and our relationships with the engineering teams of our OEMs to anticipate opportunities during the design of their products. We believe that by continuing to achieve reference design relationships with industry leaders we will further validate our products and will enhance our ability to accelerate acceptance of our product standards within the specific markets we target.

     Expand Design Team and Continue to Improve Design Productivity. To capitalize on the growth of our target markets and expand our position with existing customers, we plan to continue our investment in research and development. We intend to hire more engineers with experience in the design of analog integrated circuits and continue to make significant investments in design tools and other research and development equipment and applications that will complement the needs of our design teams. This commitment should allow us to increase the number of new products introduced per year.

Markets and Applications

We design and manufacture our products for four high growth commercial markets that we believe are increasingly demanding high performance and low power consumption analog solutions: video, optical storage, communications and power management. In each of our target markets, we offer a suite of standard products and ASSPs that are designed to provide effective solutions for electronic systems designers by addressing a number of common component requirements. Most of our standard products are used in more than one of these markets, while in general each ASSP is used in only one specific market.

The following table sets forth examples of typical applications of our products in each of our target commercial markets:

Market	Typical Applications

Video	Cathode Ray Tube Flat Panel Displays Overhead Displays Set Top Converters Special Effects Generators Video Cameras Video Distribution Networks

Optical Storage	CD Rewritable Drives DVD Rewritable Drives DVD Read-Only Drives Optical Camcorders Video Digital Recorders

Communications	ADSL Transceivers HDSL Transceivers

Power Management	DSP-based Portable Devices Internet Appliances Networking Boards Portable Instruments Test Equipment Video Boards

     Video. Video images are incorporated into electronic applications such as multimedia computing and communications. This trend has increased demand for high speed amplifiers and specialty analog circuits for the processing and display of video signals. We focus on manufacturing components for several segments of the video market, including displays such as cathode ray tubes and flat panels, set top converters, special effects generators, studio equipment and video distribution networks.

     Optical Storage. Optical storage, in the form of CD-ROM, has become the medium of choice for software and music. More recently, optical recordable devices such as CD read, CD read/write, and DVD read/write are being adopted in the marketplace. We currently provide products that control the laser diode contained in the optical pick-up unit of optical disk drives.

     Communications. Higher data transmission rates are important for emerging communications applications related to Internet access. The convergence of communications and computers has created opportunities for high performance analog circuits. For example, electronic communications through telephone lines increasingly include both digital and analog information such as audio, video and data and require digital and analog circuits to transmit and process that information. In this market, we supply transceivers and high speed amplifiers for ADSL and high bit rate digital subscriber line, or HDSL, for increasing the data transmission rate over conventional telephone lines.

     Power Management. The proliferation of high density, small, digital integrated circuits has increased demand for DC:DC converters which adjust the input voltages to meet the needs of the various components within the system. Current solutions for DC:DC converters are mostly comprised of stand alone components. We believe that the demand for single chip integrated converter solutions will increase as smaller portable devices become more prevalent. Our strategy is to provide highly integrated DC:DC converters in a single chip design that is cost competitive within a multiple chip implementation. Our integrated DC:DC products are used in products such as printed circuit boards, test and measurement equipment, and other devices.

Products

We offer both ASSPs and standard products for our four target markets. Our portfolio of approximately 150 high performance analog products, most of which are available in multiple pin-out configurations, provide our customers with a comprehensive choice of products in our targeted high growth markets.

Application Specific Standard Products. For the video market we offer a variety of ASSPs that can be used as standard building blocks to provide solutions to the video system designer for many common video circuit designs. Our ASSPs include sync separators, DC restoration circuits, video multiplexers, faders, laser diode drivers, DC:DC converter circuits and transceivers. Sync separators are timing circuits that control the position and stability of the video image on a video display. DC restoration circuits restore to the correct voltage level a video signal that has been amplified and processed in order to ensure accurate transfer of video information. Video multiplexers allow multiple video inputs to be connected to a single output. Faders combine separate signals in different ratios for special effects such as the fading of one video image into another. For the optical storage market we offer laser diode drivers that control the performance of the laser diode used in the read/write mode in optical storage pick-up heads. In the communications market, we offer transceivers that are used to transmit and receive high speed analog signals containing encoded digital information over conventional telephone lines. Our integrated DC:DC converter circuits convert supply voltages to a lower voltage required by modern microprocessors and digital signal processors.

Standard Products. Our standard products consist of amplifiers, buffers, comparators and metal-oxide-semiconductor field effect transistor, or MOSFET, drivers. Amplifiers and buffers are used to amplify or reproduce analog electrical signals, either voltage or current, with minimal distortion. High power amplifiers provide a large electrical output current or voltage and are particularly useful in video transmission and communications applications. High speed amplifiers and buffers are designed specifically to process high frequency signals such as video information with minimal distortion. Comparators are circuits that accurately measure an electrical signal level in comparison with a predetermined value and indicate the result. MOSFET drivers are circuits that control the switching functions of metal-oxide-semiconductor field effect transistors.

Sales, Distribution and Marketing

Sales and Distribution. We sell our products directly with the assistance of independent sales representatives, and indirectly through independent distributors. Our direct sales force consists of sales managers and field application engineers who support customers, sales representatives and distributors in major markets. The sales staff and field application engineers are located at our Milpitas, California headquarters and in field offices in Massachusetts, New Hampshire, United Kingdom and Japan.

In North America, we sell our products through our direct sales force, approximately 18 independent sales representative organizations and four distributors. These distributors are entitled to price rebates on unsold inventory if we lower the prices of our products. In addition, on a semi-annual basis, these distributors are permitted to return for credit against purchases of an equivalent dollar value of products up to five percent of their total product purchases during the most recent six-month period.

Outside North America, we sell our products through our direct sales force and approximately 20 international distributors. These distributors are primarily located in Japan, Korea, Taiwan and Europe. Our international distributors are entitled to rebates and price protection according to local practices. International sales have typically represented over half of our net revenues.

Marketing. Our marketing strategy is focused on building market awareness and acceptance of current and future products. Our marketing activities include advertising in print and Internet media and marketing programs to support our direct sales force, distributors and independent sales representatives.

Our sales force has a high level of product knowledge and industry background. Our technical support team is available to provide our distributors and independent representatives with ongoing technical support through help desks, detailed technical information on our website, application notes and technical briefs. We also employ a team of field application engineers to assist our customers in defining their needs, propose customized solutions and qualifying our products as part of their product definition.

Design Methodology and Process Technology

Design Methodology. Our designers apply a rigorous, standardized design methodology intended to accelerate the development and introduction of new products, maintain consistent quality and promote the development and sharing of design expertise among the engineering staff. Each designer utilizes a common set of customized computer-aided design tools on a network of computer workstations and applies standardized design rules in order to facilitate the integration of different designs or design elements. We promote design integrity and sharing of expertise by requiring each designer to subject designs to a series of peer reviews and simulation and verification tests at different stages of design development. We have developed proprietary computer models of circuit elements to assist in the modeling, simulation, layout and verification of circuit designs.

Our approach to new product development is driven by specific market requirements and by advances in technology and design methodology. We have adopted a systematic approach of using our field application engineers and strategic marketing personnel to identify new market opportunities for ASSPs applicable to a broad range of customers within our targeted markets. We then consult with our circuit designers to determine whether it is technically feasible to develop such ASSPs.

Manufacturing Process Technology. We use a variety of semiconductor process technologies for our products in order to meet the particular requirements of different customers and applications. Our manufacturing process technologies include:

     Dielectric Isolation (DI) Complementary Bipolar Technology. Dielectric isolation is a manufacturing technique that uses insulating oxide to isolate transistors from each other electrically. This technique has the inherent advantages of low electrical capacitance, which allows high speed signal processing and minimizes cross-talk or unwanted interference from other signals, and higher voltage operation, which is useful for instrumentation and many other analog applications. We fabricate wafers for our products using our DI technology at our own facilities.

     Junction Isolation Complementary Bipolar Technology. We use junction isolation complementary bipolar technologies primarily for high speed applications such as video amplifiers and video ASSPs. Junction isolation complementary bipolar technology uses two different types of transistors to process high speed analog signals efficiently in either positive or negative polarity, which substantially simplifies the design process by allowing symmetrical design architectures, permits improved speed and requires less power. We fabricate wafers for our products using junction isolation complementary bipolar technology at a third party foundry.

     Complementary Metal-Oxide-Semiconductor (CMOS) Technology. Since 1992, we have pursued a strategy to provide a wider range of products using CMOS technology. CMOS technology enables the design of circuits with lower power consumption than bipolar circuits, but with relatively lower speed, and is well suited for analog switching and mixed signal applications. We use several third party foundries to supply wafers for our CMOS products.

     Silicon-On-Insulator (SOI) Technology. We recently introduced a silicon-on-insulator technology called bonded wafer. Bonded wafer technology uses two flat oxidized silicon wafers that are thermally bonded to one another. After the bonding process, one wafer is precisely ground and polished to form a thin silicon layer supported by the insulating oxide and the remaining silicon wafer. This thin silicon layer is suitable for making individual elements of the semiconductor circuits that are electrically isolated from each other by insulating oxide to provide performance characteristics superior to those achievable with most other technologies. We fabricate wafers for our products using SOI technology at our own facilities.

Manufacturing

Fabrication. The number of foundries that have the capability to produce DI wafers is limited. Currently, we manufacture wafers for our DI and SOI products in our own facilities at Milpitas, California, except for the poly deposition process step. We supplement our manufacturing capabilities by using third party foundries to produce junction isolation complementary bipolar wafers and CMOS wafers. Using third party foundries enables us to focus on our design strengths and minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of obsolescence.

Testing and Assembly. We initially test each integrated circuit on the wafers produced by us and our foundries for compliance with performance specifications before assembly. Our products are then assembled by a variety of subcontractors in Asia. Following assembly, the packaged units are returned to us for final testing and inspection prior to shipment to customers. We then perform extensive testing on all circuits using advanced automated test equipment to ensure that the circuits satisfy specified performance levels. All testing is performed on standard test equipment using proprietary test programs developed by our test engineers.

Quality Assurance. We prequalify each third party foundry and subcontractor prior to entering into full production. We also participate in quality monitoring of our wafer manufacturing and assembly subcontractors. We closely monitor wafer manufacturing production to enhance product quality and yield levels.

Reliability. Prior to full scale production of new products, we perform a number of tests to determine the reliability of the production units. For example, we perform burn-in, scanning electron microscope examination, and environmental and motion stress tests. During full scale production, we also audit our products to ensure that they continue to meet our reliability standards.

Research and Development

Our ability to compete depends, in part, upon our continued introduction of technologically innovative products on a timely basis. Our product development strategy emphasizes a family of products for our target markets. Our research and development efforts are directed primarily at designing and introducing new products and technologies and, to a lesser extent, developing new testing and packaging techniques. We continually upgrade our internal technology while also utilizing the technology from third party foundries to develop new generations of products. In addition, we continually refine our manufacturing practices and technology to improve the yields of our products.

We have assembled a team of highly skilled analog design engineers. The majority of our design engineers work in our Milpitas facilities, while additional engineers work in our European design facility which we recently launched in the United Kingdom. As performance demands have increased the complexity of analog circuits, the design and development process has become a multi-disciplinary effort, requiring expertise ranging from detailed knowledge of device physics to expertise in device placement and packaging. We support our design engineers with an infrastructure of process engineers, product engineers and test engineers.

Our research and development expenses were $14.9 million or 14.7% of net revenues for fiscal 2000, $7.8 million or 15.4% of net revenues for fiscal 1999,and $7.2 million or 15.6% of net revenues for fiscal 1998. These expenses consisted primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, prototype costs and depreciation associated with development tools.

Patents and Licenses

We seek to protect our proprietary technology through patents and trade secret protection. Currently, we hold 45 United States patents and five foreign patents, expiring between the years 2008 and 2017. We also have six pending United States patent applications, although we cannot assure you that any patents will result from these applications. While we intend to continue seeking patent coverage for our products and manufacturing technology where appropriate, we believe that our success depends more heavily on the technical expertise and innovative abilities of our personnel. Accordingly, we also rely on trade secrets and confidential technological know-how in the conduct of our business. We generally enter into confidentiality agreements with our employees, consultants and other parties. We cannot assure you that our patents or applicable trade secret laws provide adequate protection for our technology against competitors who may develop or patent similar technology or reverse engineer our products. In addition, the laws of certain territories in which our products are or may be developed, manufactured or sold, including Africa, Asia, Europe and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

Customers

We sell our products worldwide to OEMs such as Globespan, Hitachi, Lucent, Lucky Goldstar, Motorola, Olympus, Philips, Ricoh, Samsung, Sanyo, Sony, Toshiba and Yamaha, both directly and through distributors such as Microtek and Insight. Our products are used in applications such as CD recordable devices, flat panel displays, optical camcorders and digital subscriber line transceivers.

We sell our products worldwide through direct sales efforts and independent distributors. In some countries, it is customary for OEMs to purchase our products through distributors even though our sales office maintains the customer relationship. We have direct business relationships with all major original equipment manufacturers using our products.

Historically, a small number of our customers have accounted for a significant portion of our net revenues. In fiscal 2000, Microtek accounted for 32% of our net revenues and Samsung accounted for 12% of our net revenues. Microtek and Insight accounted for 30% and 10% of our net revenues in the year ended September 30, 1999, and 23% and 11% of our net revenues in the year ended September 30, 1998, respectively. We have no long-term purchase contracts with these or any of our other important customers.

Competition

The semiconductor industry is intensely competitive and is characterized by rapid technological change, product obsolescence and price erosion. The analog integrated circuit segment of the semiconductor industry is also intensely competitive, and many major semiconductor companies presently compete or could compete in some segment of our market. Most of these competitors have substantially greater financial, technical, manufacturing, marketing and other resources than we do. In addition, many of our competitors have greater name recognition, broader product lines in some markets than us and greater service and support capabilities.

Competition within our industry is based on a variety of factors, including:

-	product features, including product functionality and performance;

-	product quality and reliability;

-	price;

-	technical support and customer service; and

-	manufacturing efficiency and capacity.

We believe that we compete favorably with respect to each of these factors. We intend to continue to address these competitive factors by working to introduce product enhancements and new products, seeking to establish our products as industry standards in their respective markets, and working to reduce the manufacturing cost of our products.

Competition among analog semiconductor providers is intense at the design-in stage, when a manufacturer is selecting a component provider for potential generations of future products. We believe that, by virtue of our design expertise, manufacturing process technology expertise and specialized application knowledge, we compete favorably in the areas of rapid product introduction, product innovation, quality, reliability and performance.

Our primary competitors are Analog Devices, Inc., Burr-Brown Corporation, Linear Technology Corporation, National Semiconductor Corporation, Maxim Integrated Products, Inc., Texas Instruments and Toshiba. We also compete indirectly with the in-house design staffs of some of our customers, which often provide alternative solutions for individual analog systems requirements. As we expand our product lines, we expect that competition will increase with these and other domestic and foreign companies. Although foreign companies traditionally have not focused on the high performance analog market, many foreign companies, particularly Asian companies, have the financial and other resources to participate successfully in these markets. These companies may become formidable competitors in the future.

Employees

As of September 30, 2000, we had 337 full-time employees. Of the total, 41 are in sales and marketing, 201 in manufacturing, 71 in engineering and product development, and 24 in finance and administration. None of our employees are represented by any collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers and Directors of the Company

The following table sets forth information regarding our executive officers and directors.

Name	Age	Position
Richard Beyer	52	President, Chief Executive Officer and Director
Ephraim Kwok	46	Vice President of Finance and Administration,
		Chief Financial Officer and Secretary
Alden J. Chauvin, Jr	54	Vice President of Worldwide Sales
Ralph S. Granchelli, Jr	46	Vice President of Marketing
James V. Diller	65	Chairman of the Board and Director
Chuck K. Chan (1,2)	50	Director
Alan V. King (1,2)	65	Director
Umesh Padval (1)	43	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

     Richard Beyer has been the Company’s President, Chief Executive Officer and director since July 2000. From January 1999 through July 2000, Mr. Beyer served as President and Chief Executive Officer at FVC.COM, Inc. From July 1996 through August 1998, Mr. Beyer served as President, Chief Operating Officer, and director of VLSI Technology, Incorporated. From June 1995 through June 1996, Mr. Beyer served as Executive Vice President and Chief Operating Officer at National Semiconductor Corporation, and from February 1993 through May 1995 he held the position of President of the Communications and Computing Group of National Semiconductor Corporation. Prior to this, Mr. Beyer served in a number of senior managerial positions in the telecommunications and computer industries. Richard Beyer served three years as an officer in the United States Marine Corps. He holds a B.S. degree and a M.S. degree in Russian from Georgetown University as well as a M.B.A. degree in marketing and international business from Columbia University.

     Ephraim Kwok has served as our Vice President of Finance and Administration, Chief Financial Officer and Secretary since January 1998. From June 1996 through December 1997, Mr. Kwok served as Vice President of Finance & Administration and Chief Financial Officer of Ascent Logic Corporation. From September 1989 through June 1996, Mr. Kwok served as Chief Operating Officer and Chief Financial Officer of KMOS Semiconductor. Mr. Kwok holds a B.S. degree in physiology from the University of California, Davis and a M.B.A. degree from the University of California, Berkeley.

     Alden J. Chauvin, Jr. has served as our Vice President of Worldwide Sales since April 1999. Prior to this, Mr. Chauvin served as Vice President of Worldwide Sales (based in Singapore) of Tritech Microelectronics, a division of Singapore Technologies from August 1997 through July 1998. Prior to this, Mr. Chauvin served as Vice President of Worldwide Sales for Sierra Semiconductor (now PMC-Sierra) from April 1995 through June 1997 and previously, he served as Vice President of North America Sales from June 1986 through March 1995. Prior to Sierra Semiconductor, Mr. Chauvin held various sales and marketing management positions over a 17 year period at Texas Instruments, Inc. Mr. Chauvin holds a B.S. degree in industrial technology from Louisiana State University.

     Ralph S. Granchelli, Jr. has served as our Vice President of Marketing since September 1994 and previously served as Vice President of Marketing and Sales from November 1990 to August 1994. From 1985 to October 1990 he served as our Vice President of Sales. From 1983 to 1985, Mr. Granchelli was National Sales Manager of Teledyne Semiconductor, Inc., a division of Teledyne Industries, Inc. Previously, Mr. Granchelli held senior sales positions with Micro Power Systems, Inc., an analog semiconductor company, and the Advanced Analog Division of Intech, Inc., an analog hybrid semiconductor company, and an engineering position at Teledyne Philbrick, a division of Teledyne Industries, Inc. Mr. Granchelli holds an A.S. degree in electronics engineering from Wentworth Institute of Technology and attended the University of Massachusetts, Amherst from 1976 to 1979, where he studied electrical engineering and marketing.

     James V. Diller has been Chairman of the Board since 1997 and a director of the Company since 1986. From November 1998 to July 2000, he served as our President and Chief Executive Officer. Mr. Diller was a Founder of PMC-Sierra, Inc. a communications semiconductor Company, was its President and Chief Executive Officer from 1983 to 1997 and is currently its Vice Chairman of the Board. Mr. Diller has been a director of Sierra Wireless, a provider of wireless data communications hardware and software products, since 1993. Mr. Diller holds a B.S. degree in physics from the University of Rhode Island.

     Chuck K. Chan has been a Director of the Company since January 1992 and also served as a Director from 1983 to 1984. Dr. Chan has been a Partner in Alpine Technology Ventures, a venture capital firm, since December 1994 and was a Partner in Associated Venture Investors, a venture capital firm from 1982 to 1996. In addition, Dr. Chan serves on the Board of Directors of a number of privately held companies. Dr. Chan holds B.S., M.S. and Ph.D. degrees in physics from the Massachusetts Institute of Technology and an M.B.A. degree from Harvard University.

     Alan V. King has been a Director of the Company since December 1997. Mr. King has been Chairman of the Board of Volterra Semiconductor Corporation, a start-up Company developing power management integrated circuits, since September 1996. In addition, Mr. King was previously the Chief Executive Officer of Volterra from September 1996 to August 2000. Mr. King was President and Chief Executive Officer of Silicon Systems, Inc., a semiconductor Company, from September 1991 to November 1994 and was President and Chief Executive Officer of Precision Monolithics, Inc., a semiconductor Company, from September 1987 to September 1991, and from September 1986 to September 1987 he was its Executive Vice President. In addition, Mr. King serves on the Board of Directors of a number of privately held companies. Mr. King holds a B.S. degree in engineering from the University of Washington.

     Umesh Padval has been a Director of the Company since November 1999. Mr. Padval has been the President of C-Cube Microsystem’s Semiconductor Division since October 1998 and was named Chief Executive Officer and Director of C-Cube Microsystem Incorporated in May 2000. Prior to joining C-Cube, Mr. Padval served as Senior Vice President and General Manager of the Consumer Digital Entertainment Division at VLSI Technology, Inc. from May 1997 to October 1998, and as Senior Vice President and General Manager for VLSI’s Computing Solution Division from 1987 to April 1997. Before joining VLSI Technology, Mr. Padval worked for Advanced Micro Devices, where he held a variety of marketing and engineering positions. Mr. Padval holds a B.S. degree in engineering from the Indian Institute of Mumbai, India, a M.S. degree in engineering from Pennsylvania State University, and a M.S. degree in engineering from Stanford University.

Each director holds office until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal. Each officer was chosen by the Board of Directors and serves at the pleasure of the Board of Directors until his successor is appointed or until his earlier resignation or removal.

ITEM 2: PROPERTIES

Our corporate headquarters, which serve as our principal administrative, sales, marketing, manufacturing, and research and development offices, are located in three buildings in Milpitas, California. We lease approximately 39,000 square feet of space in one building for our manufacturing and engineering functions pursuant to a lease that expires on June 30, 2005. We have a seven year lease expiring on October 1, 2003 for a total of approximately 21,500 square feet of space located in another building adjacent to our manufacturing facility for administrative functions. We also have a lease expiring on May 15, 2005 for a total of approximately 21,000 square feet of space in a third building adjacent to our manufacturing facility for testing, quality assurance and product engineering.

In addition to our headquarters and our manufacturing facilities, we have field offices for some of our sales staff and field application engineers located in Massachusetts, New Hampshire, United Kingdom and Japan. We lease approximately 1,331 square feet of space for our sales office in the Boston, Massachusetts metropolitan area, approximately 300 square feet for our sales office in Nashua, New Hampshire, approximately 1,112 square feet for our sales office in Wokingham, United Kingdom, and approximately 1,457 square feet for our technical sales support center in Yokohama, Japan. We also lease approximately 3,434 square feet for our design center in Harlow, United Kingdom. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3: LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock

Our common stock has been traded on the Nasdaq National Market under the Nasdaq symbol “ELNT” since our initial public offering on October 11, 1995. As of September 30, 2000, there were approximately 176 stockholders of record, and we believe there are in excess of 12,700 beneficial stockholders of our common stock. The high and low closing sale prices of Elantec’s Common Stock on the Nasdaq National Market for each fiscal quarter for our last two fiscal years were as follows:

Common Stock Prices
	HIGH	LOW
Quarter ended September 30, 2000	$101.688	$53.625
Quarter ended June 30, 2000	75.625	25.969
Quarter ended March 31, 2000	47.500	13.500
Quarter ended December 31, 1999	16.688	6.906

Quarter ended September 30, 1999	$10.625	$6.375
Quarter ended June 30, 1999	6.781	3.188
Quarter ended March 31, 1999	3.438	1.813
Quarter ended December 31, 1998	2.375	1.156

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and expand our business. Any future determination to pay cash dividends will be at the discretion of our board of directors in light of our earnings, financial condition, operating results, capital requirements and other factors, as our board of directors may deem relevant.

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Annual Report on Form 10-K.

	September 30 (1)
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$101,232	$50,662	$46,210	$35,388	$36,806
Gross profit	61,561	23,869	21,379	15,277	18,798
Income (loss) from operations	30,354	(6,769)	4,261	177	4,300
Income (loss) before taxes	31,705	(6,641)	4,522	647	4,761
Net income (loss) (2)	$19,978	$(3,875)	$7,205	$566	$4,389
Earnings (loss) per basic share (3)	$1.03	$(0.21)	$0.39	$0.03	$0.26
Earnings (loss) per diluted share (3)	$0.85	$(0.21)	$0.37	$0.03	$0.24

Number of shares used in
computing:
Basic per share amounts (3)	19,429	18,512	18,270	17,762	17,010
Diluted per share amounts (3)	23,530	18,512	19,272	18,646	18,665

	2000	1999	1998	1997	1996
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$176,564	$21,528	$16,786	$18,287	$17,638
Total assets	228,926	43,871	47,544	37,091	35,246
Long-term obligations	3,339	4,585	4,354	3,336	1,566
Total stockholders’ equity	200,650	29,526	32,277	24,803	24,074

(1)	Our fiscal periods end on the Sunday closest to the end of the calendar period. For ease of presentation, each fiscal period has been shown as ending on September 30.

(2)	Financial data for fiscal 1999 include unusual pre-tax charges of $13.0 million resulting from our conclusion that projected production volume and related cash flow from the our internal fabrication facility were not sufficient to recover its carrying value.

Financial data for fiscal 1998 includes a reversal of valuation allowance for certain deferred tax assets resulting in an income tax benefit of $3.9 million.

(3)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing earnings (loss) per share.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth in “factors affecting future operating results” and elsewhere in this form 10-K.

Overview

We are a leading designer, manufacturer and marketer of high performance analog integrated circuits. Through our design expertise, process technology expertise and specialized application knowledge, we have developed and sell approximately 150 innovative products, including amplifiers, drivers, faders, transceivers and multiplexers, to a large and diverse group of customers worldwide. We target four high growth commercial markets: video, optical storage, communications and power management.

We were incorporated in California in July 1983 as Elantec, Inc. In September 1995, we reincorporated in Delaware as Elantec Semiconductor, Inc., and in October 1995, we completed our initial public offering. We introduced our first products in fiscal 1984, and, during the period from fiscal 1984 to fiscal 1989, military and commercial hybrid product sales represented the majority of our net revenues. Beginning in fiscal 1989, we changed our strategy to focus on high growth commercial markets. We announced the discontinuance of our military and commercial hybrid products in July 1997, and shipments of these products ended in September 1999. Beginning in fiscal 1999, we narrowed our product focus, concentrating on our current markets where we could exploit our design and process technology expertise. We opened a design center in the United Kingdom in the third quarter of fiscal 2000.

In the first quarter of fiscal 1999, we took an unusual charge of $13.0 million under a plan to restructure our manufacturing operations by moving towards a primarily outsourced model. We restructured our operations in response to a shift in the mix of products fabricated internally compared to products fabricated by outside foundries, which caused significant over-capacity in our internal 4-inch fabrication facility.

Our net revenues are derived from the sale of analog integrated circuits. We have developed a broad range of high performance application specific standard products, or ASSPs, and standard products for our four target markets. In fiscal 2000, video represented 41%, optical storage represented 42%, communications represented 11%, and power management and others represented 6% of net revenues.

We sell our products both domestically and internationally to a large and diverse group of original equipment manufacturers, or OEMs, through a combination of direct sales offices, independent sales representatives and distributors. In fiscal 2000, sales to Microtek International in Japan and Samsung Electronics in Korea accounted for 32% and 12%, respectively of our net revenues. Microtek is a distributor who sells to a diverse base of OEMs, while Samsung is one of our direct customers.

We have focused our sales and marketing efforts in Asia, North America and Europe. During the year ended September 30, 2000 and for fiscal 1999 and fiscal 1998, approximately 75%, 57% and 53%,respectively, of our net revenues were derived from customers outside of North America. Our customers are both distributors and OEMs. The majority of our international net revenues are derived from sales through our distributors. We work with 11 distributors in Asia and nine distributors covering Europe, Africa, South America and Australia, each selling to OEMs within their own territory. We also work with four distributors and 18 independent sales representatives in North America. While we are continuing to expand our sales organizations worldwide, we expect that the majority of our net revenues will continue to be derived from Asia in the foreseeable future. Some of our net revenues from sales in Japan are denominated in Japanese Yen while the remaining net revenues from sales worldwide are denominated in United States Dollars.

We recognize revenue at the time of shipment to direct customers, at the time of shipment to foreign distributors, and at the time domestic distributors sell our products to their customers. Allowances are provided for estimated returns at the time of shipment. Our domestic distributors have rights of return and price protection privileges on unsold merchandise. Net revenues are stated net of estimated discounts and allowances.

We work with our customers to achieve design wins whereby our products will be incorporated into our customers’ product. Our customers then complete the design, testing and evaluation of their products and begin the marketing process. Several months may elapse between our sales efforts and our realization of revenues, if any, from volume purchases of our products. The duration of the actual lapse depends upon the product type and market segment. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice.

We manufacture semiconductor wafers using our proprietary dielectric isolation and silicon-on-insulator technologies. In addition, we utilize a limited number of third party foundries for the manufacture of our junction isolation complementary bipolar and complementary metal-oxide semiconductor, or CMOS, wafers. We use third party subcontractors for assembly and packaging services. We place purchase orders for specific quantities of wafers, and assembly and packaging services. We test all wafers produced by us and our third party foundries. In addition, we perform final testing on all packaged units. Accordingly, a significant portion of our cost of revenues consists of payments to our manufacturing subcontractors. Costs of revenues also encompass our internal manufacturing and operations functions and a portion of our information systems and facilities costs.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, prototype costs related to the fabrication of our integrated circuits, and depreciation associated with development tools. We expense our research and development costs as they are incurred. Several components of our research and development initiatives require significant expenditures, such as prototype expenses, the timing of which can cause significant quarterly variability in our expenses. Because our research and development is critical to our future success, we expect to continue to increase our research and development expenditures.

Marketing, sales, general and administrative expenses consist primarily of salaries and commissions and related expenses for executives, finance, accounting, information services, human resources, recruiting, professional fees and other corporate expenses, and costs associated with promotional and other marketing activities. We expect to continue to expand our direct and indirect sales operations in an attempt to secure more design wins and increase product orders. We expect these expenses will increase over the next year as we hire additional sales and marketing personnel, initiate additional marketing programs to support our products, establish new sales offices, amortize deferred compensation associated with the hiring of our new chief executive officer, add personnel and incur additional costs related to the continued growth of our business. We will continue to expand our use of independent sales representatives. In addition, the complexity of integrating our products within our customer’s systems requires highly trained field application engineers, customer service and support personnel. We plan to continue to expand our field application engineering and our customer service and support organization.

Results of Operations

The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.

	Year ended September 30,
	2000	1999	1998
Net revenues	100.0%	100.0%	100.0%
Gross profit	60.8	47.1	46.3
Operating expenses:
Research and development	14.7	15.4	15.6
Marketing, sales, general and administrative	16.1	21.4	21.4
Unusual charges	—	23.7	—
Income (loss) from operations	30.0	(13.4)	9.2
Income (loss) before income taxes	31.3	(13.1)	9.8
Net income (loss)	19.7	(7.6)	15.6

Years ended September 30, 2000, 1999 and 1998.

Net Revenues. In fiscal 2000, net revenues were $101.2 million, an increase of 100.0% from the $50.7 million reported in fiscal 1999. This increase over the prior year was due to a significant increase in total units shipped despite a decline in average selling prices. Sales increased in all geographic areas, especially in Asia.

In fiscal 2000, international net revenues were 75.1% compared to 57.4% in fiscal 1999. This increase was due primarily to strong demand for our video and optical storage products resulting from improved demand as well as improved conditions in Asia.

Domestic net revenues in fiscal 2000 increased slightly to $25.2 million from $21.6 million in fiscal 1999 as a result of increased sales of our products despite the discontinuation of our military and commercial hybrid product line at the end of fiscal 1999. This product line accounted for $5.0 million or 9.8% of our product revenues in fiscal 1999. As a percentage of total net revenues, domestic net revenues in fiscal 2000 decreased from 42.6% in fiscal 1999 to 24.9%.

Net revenues were $50.7 million in fiscal 1999, an increase of 9.6% over net revenues of $46.2 million in fiscal 1998. The increase in net revenues was due to an increase in unit shipments, while the average selling price for our products remained relatively constant during the year. We experienced strong revenue growth in the optical storage market, which represented 26.0% of net revenues, up from approximately 8.2% of net revenues in fiscal 1998.

International net revenues represented 57.4% of net revenues in fiscal 1999, up slightly from 53.0% of net revenues in fiscal 1998. Net revenues from Japan and other Pacific Rim countries increased 23.9% over fiscal 1998 as a result of improvement in the economic and financial situation in the region.

In fiscal 1999, domestic net revenues remained flat in absolute dollars compared to 1998, but as a percentage of our net revenues decreased to 42.6% compared to 47.0% in fiscal 1998.

Gross Margin. Gross margin was 60.8% for fiscal 2000 compared to 47.1% in the corresponding period in fiscal 1999. The improvement in gross margin reflects the allocation of fixed manufacturing costs across a higher revenue base and improvements in manufacturing efficiencies and yields as well as the write-down of inventory in the first quarter of fiscal 1999.

During the first quarter of fiscal 1999, we implemented a plan to restructure our manufacturing operations by moving towards a primarily outsourced model through a period of several years. We further decided to discontinue development of future dielectric process technology in favor of the silicon-on-insulator technology, where volume production is expected to be outsourced if a suitable foundry is qualified. As a result of that decision, we concluded that certain quantities of dielectric inventory in excess of known customer demand might become obsolete. Of the $1.0 million write-down of inventory in the first quarter of fiscal 1999, approximately $0.8 million related to work in process and approximately $0.2 million related to finished goods. The amount of dielectric inventory on the balance sheet, after the write-down, at September 30, 2000 was $4.1 million in work in process and $0.5 million in finished goods.

While we are working on programs to continue to improve manufacturing efficiencies, we may encounter difficulties due to delays with technology introduction, changes in product mix, unfavorable manufacturing yields or other manufacturing difficulties in the future. Gross margin may continue to fluctuate from quarter to quarter.

Gross margin was $23.9 million or 47.1% of net revenues in fiscal 1999. The increase in gross margin as a percentage of net revenues as compared to 46.3% in fiscal 1998 was due primarily to the absorption of fixed costs over a larger revenue base and improved manufacturing yields and pricing at third party foundries. This increase was partially offset by higher unfavorable overhead variances relating to internal production and increased provisions for excess and obsolete inventory of approximately $1.0 million in the first quarter of fiscal 1999 as product mix shifted towards products manufactured by third party foundries. The improvement in gross margin in fiscal 1999 compared to fiscal 1998 also resulted from our change in strategy, discussed above.

Research and Development Expenses. Research and development expenses increased by $7.1 million or 91.0% for fiscal 2000 as compared to fiscal 1999. In fiscal 2000, research and development expenses were 14.7% of net revenue. The increase in research and development expenses in fiscal 2000 as compared to fiscal 1999 was due primarily to an increase in staffing and related compensation of $3.4 million, particularly design engineering personnel, fees paid to consultants and outside service providers of $1.4 million and prototype costs and depreciation associated with development tools of $2.3 million. During the third quarter of fiscal 2000, we also opened a design center in the United Kingdom.

Research and development expenses were $7.8 million or 15.4% of net revenues in fiscal 1999 and $7.2 million or 15.6% of net revenues in fiscal 1998. The increase in research and development expenses in fiscal 1999 as compared to 1998 was due primarily to an increase in staffing and related compensation of $0.3 million, particularly design engineering personnel, and higher spending of $0.3 million on new product designs.

Marketing, Sales, General and Administrative Expenses. Marketing, sales, general and administrative expenses increased by $5.5 million or 50.7% for fiscal 2000 as compared to fiscal 1999. In fiscal 2000, marketing, sales, general and administrative expenses were 16.1% of net revenue. The increase in these expenses in fiscal 2000 as compared to fiscal 1999 was due primarily to an increase in staffing and related compensation of $3.1 million, particularly sales and marketing personnel, fees paid to consultants of $0.2 million and higher commissions paid to outside manufacturer’s representatives and other selling expenses of $2.2 million due to the increase in net revenues.

Marketing, sales, general and administrative expenses were $10.8 million or 21.4% of net revenues in fiscal 1999 and $9.9 million or 21.4% of net revenues in fiscal 1998. The increase in these expenses in fiscal 1999 over fiscal 1998 was due primarily to an increase in staffing and related compensation of $0.5 million and higher outside services costs of $0.4 million. As a percentage of net sales, marketing, sales, general and administrative expenses remained flat in fiscal 1999 as such costs increased at the same rate as net revenue growth.

Unusual Charges. Our unusual charges, as discussed in gross margin for fiscal 2000 and fiscal 1999, consisted primarily of a write-down of certain equipment, a write-down of inventory, severance costs and a write-down of previously capitalized patent costs (See Note 11 of notes to consolidated financial statements). These actions resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold. Approximately $0.3 million was utilized in fiscal 2000 and $12.7 million was utilized in fiscal 1999.

Interest and Other Income, Net. Interest and other income, net was $1.6 million in fiscal 2000, an increase of $1.1 million over fiscal 1999. The increase in interest and other income was due primarily to higher levels of cash, cash equivalents and short-term investments and gains from the sale of foreign exchange forward contracts.

Interest and other income, net was $0.5 million in fiscal 1999 and $0.7 million in fiscal 1998. Interest income for fiscal 1999 decreased from fiscal 1998 due to a lower rate of return on cash equivalents and short-term investments.

Provision for (Benefit From) Taxes on Income. Our effective tax rate for fiscal 2000 was 37.0% compared to (41.7%) for the comparable prior year period. The fiscal 1999 provision for taxes on income reflected the benefit from the unusual charges we recorded in the first quarter of fiscal 1999. In addition, we reversed the remaining valuation allowance of $0.5 million due to the conclusion that realization of the remaining deferred tax assets subject to the valuation allowance is more likely than not. See Note 7 of notes to consolidated financial statements. Results for the fourth fiscal quarter of 1998 included a $3.1 million favorable tax adjustment resulting primarily from the reversal of our valuation allowance for certain deferred tax assets at September 30, 1998.

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

THE MARKETS IN WHICH WE PARTICIPATE ARE INTENSELY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, OUR OPERATING RESULTS COULD BE HARMED.

The analog semiconductor industry is intensely competitive and is characterized by rapid technological change, product obsolescence and price erosion. Competition among analog semiconductor providers is intense at the design-in stage, when a manufacturer is selecting a component provider for potential generations of future products. Increased competition has in the past, and could in the future, result in price reductions, reduced gross margins or loss of market share, any of which could harm our operating results. In our primary markets, we compete with Analog Devices, Inc., Burr-Brown Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., National Semiconductor Corporation, Texas Instruments and Toshiba. We also compete indirectly with the in-house design staffs of some of our customers, which often provide alternative solutions for individual analog systems requirements. Many of our current and potential competitors have greater name recognition, larger customer bases and greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors. These combinations may provide our competitors and potential competitors with a competitive advantage over us by enabling them to expand their product offerings and service capabilities to meet a broader range of customer needs. In addition, the introduction of new technologies and new market entrants may increase competitive pressures.

CYCLICALITY IN THE SEMICONDUCTOR INDUSTRY HAS HISTORICALLY LED TO SUBSTANTIAL DECREASES IN DEMAND FOR OUR PRODUCTS AND TECHNOLOGIES AND MAY DO SO IN THE FUTURE.

Although the semiconductor industry has recently experienced strong demand, the industry may experience severe or prolonged downturns in the future. As a result, our operating results are subject to significant variation. The semiconductor industry experienced a downturn in 1998 and 1999 that seriously harmed our operating results during that period. Our business depends upon the current and anticipated market demand for analog semiconductors and products using analog semiconductors. Future downturns in the semiconductor industry will likely lead to proportionately greater downturns in our net income or increases in net losses.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE, WHICH COULD CAUSE US TO MISS EXPECTATIONS ABOUT THOSE RESULTS AND CAUSE THE TRADING PRICE OF OUR COMMON STOCK TO DECLINE.

Our operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our net revenues and operating results to fluctuate from period to period include:

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

THE FAILURE TO MANAGE AND SUSTAIN OUR GROWTH MAY HARM OUR BUSINESS.

Our ability to continue to grow successfully requires an effective planning and management process. Since September 30, 1999, we increased our headcount substantially, from 175 employees to 337 employees as of September 30, 2000. Our growth has placed, and the recruitment and integration of additional employees will continue to place, a significant strain on our infrastructure, internal systems and other resources. To manage our growth effectively, we must continue to improve and expand our operational, financial and management information systems in a timely and efficient manner and invest the necessary capital. We cannot assure you that those resources will be available when we need them or that we will have sufficient capital to invest when required. If we are unable to manage and sustain our growth, our operating results may be harmed.

DIFFICULTIES IN ESTIMATING THE AMOUNT AND TIMING OF SALES TO OUR CUSTOMERS COULD HARM OUR OPERATING RESULTS.

It is difficult for us to forecast accurately the timing and amount of sales to our customers, which include distributors and original equipment manufacturers, or OEMs. Our customers generally take a long time to evaluate our products and technologies before committing to design our products into their systems. In addition, some of the OEMs who purchase products from us or our distributors require a set of related products from multiple manufacturers to be delivered to them together for a complete bill of materials. Delays in delivery by other vendors could result in delayed or cancelled sales of our products. Moreover, our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled on short notice to us and without significant penalty. We do not have substantial noncancellable backlog and often we are forced to obtain inventory and materials from our manufacturing subcontractors in advance of anticipated customer demand. Because we incur expenses, many of which are fixed, based in part on our forecasts of future product sales, our operating results could be harmed if sales levels are below our expectations.

OUR NET REVENUES MAY DECREASE IF WE LOSE ANY OF OUR SIGNIFICANT CUSTOMERS, THEREBY HARMING OUR OPERATING RESULTS.

A relatively small number of customers account for a significant portion of our net revenues in any particular period. In fiscal 2000, Microtek International, Inc. accounted for 32% of our net revenues and Samsung accounted for 12%. In fiscal 1999, Microtek accounted for 30% of our net revenues and Insight (a domestic distributor) accounted for 10%. The loss of any significant customer coupled with our inability to obtain orders from new customers to compensate for such loss could cause our net revenues to decline, thereby harming our operating results.

We have no long-term purchase commitments with these or any of our other important customers. These customers, therefore, could cease purchasing our products with short notice to us and without significant penalty. In addition, Microtek and Insight are distributors of our products to various OEMs, any of whom could choose to reduce or eliminate orders that would reduce our distributor’s orders for our products.

Because we anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our net revenues, the following may reduce our operating results:

-	reduction, delay or cancellation of orders from one or more of our significant distributors or OEMs;

-	development by one or more of our significant customers of other sources of supply;

-	selection by one or more of our significant OEMs of devices manufactured by one or more of our - competitors for inclusion in future product generations;

-	sales of competing products by our distributors; or

-	failure of one of our significant customers to make timely payment of our invoices.

WE MUST ACHIEVE NEW DESIGN WINS, AND THESE DESIGN WINS MUST TRANSLATE INTO CUSTOMER PURCHASES.

Our success depends in part upon achieving design wins for our products with current and future customers. Design wins are indications by existing and potential customers that they intend to incorporate our products into their new product designs. To achieve design wins, we must continually increase the performance levels of our products, keep pace with evolving industry standards and introduce new products in a timely manner. If we fail to achieve design wins, we may lose potential sales opportunities. Design wins also do not necessarily result in purchase orders for our products. In addition, it could take up to several months before a design win translates into a purchase order, if at all. The value of any design win, moreover, will largely depend upon the commercial success of our customer’s product and on the extent to which the design of the customer’s electronic system accommodates components manufactured by our competitors.

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

IN ORDER TO REMAIN COMPETITIVE IN THE ANALOG SEMICONDUCTOR INDUSTRY, WE MUST DEVELOP AND INTRODUCE NEW SEMICONDUCTOR DESIGN AND MANUFACTURING PROCESS TECHNOLOGIES ON A TIMELY BASIS.

Our future success depends upon our ability to:

-	design and develop products that utilize new manufacturing process technologies;

-	secure the availability of our new manufacturing process technologies from our foundries;

-	introduce new manufacturing process technologies to the marketplace earlier than our - competitors do; and

-	transfer our product design to multiple foundries efficiently.

Semiconductor design and manufacturing process technologies are subject to rapid technological change, and require large expenditures for research and development. We incurred research and development expenses of $14.9 million for the year ended September 30, 2000, $7.8 million for the year ended September 30, 1999 and $7.2 million for the year ended September 30, 1998. We expect that our expenses for research and development will continue to increase because we continuously attempt, on a product-by-product basis, to migrate to smaller geometry process technologies. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. While we believe that transitioning our products to smaller geometries will be important for us to remain competitive, we cannot be certain that we can make these transitions successfully and on a cost-effective basis.

DUE TO OUR SIGNIFICANT LEVEL OF INTERNATIONAL NET REVENUES AND THE UTILIZATION OF FOREIGN MANUFACTURERS AND SUBCONTRACTORS, WE ARE SUBJECT TO INTERNATIONAL OPERATIONAL, FINANCIAL AND POLITICAL RISKS.

Sales of our products to customers outside the United States have accounted for a significant part of our net revenues. Our total international net revenues, as a percentage of our net revenues, were 75% for the year ended September 30, 2000, 57% for the year ended September 30, 1999 and 53% for the year ended September 30, 1998. We expect our international net revenues, particularly into Japan, Taiwan and Korea, to continue to account for a significant percentage of our net revenues in the future. In addition, we expect to continue to rely on manufacturers and subcontractors located in Taiwan, Malaysia and Thailand. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These include:

-	compliance with a wide variety of foreign laws and regulations;

-	changes in laws and regulations relating to the import or export of semiconductor products;

-	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

-	political and economic instability in or foreign conflicts involving the countries of our customers,

-	manufacturers and subcontractors causing

-	delays or reductions in orders for our products;

-	difficulties in collecting accounts receivable and longer accounts

-	receivable payment cycles;

-	difficulties in staffing and managing personnel, distributors and

-	representatives in foreign countries;

-	reduced protection for intellectual property rights in some countries,

-	particularly in Asia;

-	currency exchange rate fluctuations, which could increase the price of our

-	products in local currencies and thereby reduce our net revenues from

-	these sales;

-	seasonal fluctuations in purchasing patterns in other countries; and

-	fluctuations in freight rates and transportation disruptions.

Any of these factors could harm our existing international operations and business or impair our ability to continue expanding into international markets. To the extent we are unable to expand our international net revenues in a timely and cost-effective manner, our business could be harmed. We cannot assure you that we will be able to maintain or increase international market demand for our products.

WE DEPEND ON A LIMITED NUMBER OF THIRD PARTY FOUNDRIES TO MANUFACTURE MOST OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE PRODUCTION, SUPPLY AND DELIVERY OF OUR PRODUCTS.

We depend on a limited number of third party foundries for the production of most of our products. In particular, Lucent Technologies Inc. manufactures all of our junction isolation complementary bipolar wafers, and American Microsystems, Inc. and United Microelectronics Corporation manufacture all of our complementary metal-oxide-semiconductor wafers. In addition, another foundry provides poly deposition on all of our dielectric isolation wafers and silicon-on-insulator wafers. Our dependence on third parties to fabricate our products has significant risks that could potentially harm our operating results, including:

-	We have no long-term contracts with any foundry and we do not have a guaranteed level of production capacity at any foundry. The ability of each foundry to provide wafers to us is limited by its available capacity and our foundry suppliers could provide that limited capacity to its other customers. In addition, our foundry suppliers could reduce or even eliminate the capacity allocated to us on short notice. Moreover, such a reduction or elimination is possible even after we have submitted a purchase order.

-	To obtain foundry capacity, we may be forced to enter into equity and debt financing arrangements. These arrangements could result in the dilution of our earnings or in the ownership of our stockholders.

-	We provide the foundries with rolling forecasts of our production requirements; however, our forecasts of production requirements may prove to be inaccurate.

-	We have limited control over product delivery schedules, and we may not receive products within the time frames and in the volumes required by our customers.

-	We could face delays in obtaining, or we might not be able to obtain, access to foundries with key fabrication process technologies, such as the fabrication process necessary to manufacture dielectric isolation wafers and silicon-on-insulator wafers.

-	We have limited control over quality assurance and production costs.

-	We have limited control over manufacturing yields and our foundries occasionally experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and enhancements to existing products, and the design, installation and initiation of new process technologies.

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

WE ARE RESPONSIBLE FOR THE PRODUCTION OF OUR DIELECTRIC ISOLATION WAFERS AND SILICON-ON-INSULATOR WAFERS AND OUR RESULTS OF OPERATIONS COULD BE HARMED IF OUR SUPPLY OF THOSE WAFERS DOES NOT MEET THE DEMAND.

Our own fabrication facilities are the only facilities currently available to us that are capable of manufacturing dielectric isolation wafers and silicon-on-insulator wafers for our products. If we experience a reduction or interruption in the supply, or a degradation in the quality of any of the wafers, we may be forced to discontinue products based upon those wafers until we can contract with third party foundries that are qualified to produce those wafers. As a result, our relationships with our customers could be harmed if we are unable to deliver sufficient quantities of wafers. We intend to outsource the high-volume production of silicon-on-insulator wafers in the future. We intend to transfer the process to a suitable foundry, but we cannot provide any assurance that a suitable foundry can be qualified for this production. If we are unable to locate and qualify a suitable foundry, we will be required to make significant capital investments in our internal foundry capacity, which is likely to increase our costs of doing business.

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

WE RELY ON A LIMITED NUMBER OF PACKAGING SUBCONTRACTORS THAT MAY NOT HAVE ADEQUATE CAPACITY TO MEET OUR PRODUCT DELIVERY REQUIREMENTS.

We rely on a limited number of packaging subcontractors with whom we do not have long-term contracts. In general, the wafers we manufacture at our fabrication facilities and the wafers we purchase from our outside foundries are tested at our facilities. The wafers are then sent to our packaging subcontractors for packaging and assembling. Our reliance on these subcontractors involves significant risks, including a lack of adequate capacity, the possibility that they may eliminate the necessary manufacturing process technologies, and reduced control over quality and delivery schedules. These independent subcontractors may discontinue doing business with us for a variety of reasons. As a result, we may experience product delivery and quality assurance problems, which in turn may harm our reputation and operating results.

IF OUR PRODUCTS CONTAIN DEFECTS OR FAIL TO ACHIEVE INDUSTRY RELIABILITY STANDARDS, OUR REPUTATION MAY BE HARMED, AND WE MAY INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOSE SALES OPPORTUNITIES.

Our products have in the past occasionally contained, and may in the future contain, undetected errors or defects. Any similar problem in the future may:

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

EARTHQUAKES, OTHER NATURAL DISASTERS AND POWER SHORTAGES MAY DAMAGE OUR FACILITIES OR THE FACILITIES OF THIRD-PARTIES ON WHICH WE DEPEND.

Our corporate headquarters are located in California near major earthquake faults which have experienced earthquakes in the past. In addition, some of the foundries, suppliers and other third parties upon which we rely are located near fault lines. In the event of an earthquake or other natural disaster near one or more of the facilities of third parties upon which we rely, like the earthquake in Taiwan in September 1999, could disrupt the operations of those parties. Additionally, the loss of power, such as the temporary loss of power caused by power shortages in the grid servicing our facilities in Northern California, could disrupt our operations or impair our critical systems. None of these disruptions would be covered by insurance, so the supply of our products could be limited and our business could be hampered.

IF WE FAIL TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR BUSINESS MAY BE HARMED.

Our future success depends largely upon the continued service of our key management and technical personnel, and on our continued ability to hire, integrate and retain qualified management and technical personnel, particularly engineers. Competition for these employees in the analog semiconductor industry is intense, and we may not be successful in attracting or retaining these personnel. In addition, even if we are able to attract qualified personnel, it is difficult to obtain work visas for foreign professionals trained in the United States. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees as needed could impair our ability to meet customer and technological demands. The loss of the services of any executive officer or other key technical or management personnel could harm our business. To help retain the continued services of some of our key executives, we have entered into employment agreements with some of them. We do not have key person life insurance on any of our key personnel.

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

FROM TIME TO TIME WE MAY BE SUBJECT TO CLAIMS OF INFRINGEMENT OF OTHER PARTIES’ PROPRIETARY RIGHTS, OR TO CLAIMS THAT OUR INTELLECTUAL PROPERTY RIGHTS ARE INVALID, WHICH COULD RESULT IN SIGNIFICANT EXPENSE AND LOSS OF INTELLECTUAL PROPERTY RIGHTS.

From time to time we have received, and, in the future, may receive claims that we are infringing third parties’ intellectual property rights or claims that our trademarks, patents or other intellectual property rights are invalid. The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. The resolution of any claims of this nature, with or without merit, could be time consuming, result in costly litigation or cause product shipment delays. In the event of an adverse ruling, we might be required to discontinue the use of certain processes, cease the manufacture and sale of infringing products, expend significant resources to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any intellectual property could harm our business.

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

WE MAY REQUIRE ADDITIONAL CAPITAL TO FUND OUR CAPITAL EXPENDITURES AND OPERATIONS, HOWEVER, SUCH CAPITAL MAY NOT BE AVAILABLE.

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

WE MAY ENGAGE IN FUTURE ACQUISITIONS, WHICH COULD HARM OUR PROFITABILITY, PUT A STRAIN ON OUR RESOURCES, OR CAUSE DILUTION TO OUR STOCKHOLDERS.

While we have made no acquisitions of businesses in the past, we may make acquisitions of complementary businesses, products or technologies in the future. Integrating newly acquired organizations, products or technologies into our business could be expensive, time consuming and may not be successful. Future acquisitions could divert our management’s attention from other business concerns and expose our business to unforeseen liabilities or risks associated with entering new markets. In addition, we may lose key employees while integrating new organizations. Consequently, we may not be successful in integrating any acquired business, products or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, amortization expenses related to goodwill and other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

The market for securities of technology companies in general, and of companies in the semiconductor industry, including us in particular, has been highly volatile. It is likely that the trading price of our common stock will continue to fluctuate in the future. Factors affecting the trading price of our common stock include:

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

Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our company or changes in our management that you may deem advantageous. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions:

-	authorize the issuance of “blank check” preferred stock, which is preferred stock that our board of directors can create and issue without prior stockholder approval with rights senior to those of common stock;

-	limit the ability of stockholders to call special meetings of stockholders;

-	prohibit cumulative voting in the election of directors, which would allow less than a majority of stockholders to elect director candidates; and

-	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

In addition, our board of directors declared a dividend of one preferred share purchase right for each share of our common stock outstanding, subject to limitations stated in the stockholder rights plan. These rights may delay, defer or prevent a change of control of our company.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short-term investments of $160.6 million at September 30, 2000.

Cash and cash equivalents were $159.5 million at September 30, 2000, representing an increase of $142.1 million from September 30, 1999. The increase is primarily a result of net proceeds of $135.1 million from a secondary stock offering in September 2000, cash generated from operations of $20.3 million and proceeds from the exercise of employee stock options and issuance of stock under our employee stock purchase plan of $3.5 million. These cash inflows were offset by capital expenditures of approximately $15.7 million primarily for new process development, assembly and test facilities and payments on capital leases of approximately $1.4 million.

Cash and cash equivalents at September 30, 1999 increased by $11.6 million from September 30, 1998 to $17.4 million. The primary source of cash during fiscal 1999 was $12.9 million from operations. Investing activities used $0.8 million primarily due to the acquisition of $3.2 million in property, equipment and other assets, net of proceeds from disposition of property and equipment, which was partially offset by net sales of available for sale securities of $2.4 million. Financing activities used $0.4 million, primarily for payments on long-term debt of $0.1 million and payments on capital lease financing of $1.4 million, which was partially offset by proceeds from the exercise of employee stock options of $1.2 million.

We believe that our existing cash and cash equivalents, our short-term Investments and cash from operations will be sufficient to support our operating and capital needs for at least the next 12 months. Any major change in the nature of our business, such as the acquisition of products, the design of products not currently under development or the need for significant unplanned capital expenditures, could change our capital requirements. To the extent we require additional cash, we cannot assure you that we will be able to obtain financing on favorable terms, or at all.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Sensitivity

We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10.0% from levels at September 30, 2000, the fair value of the portfolio would decline by an immaterial amount. We presently intend to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden short-term change in market interest rates on our securities portfolio.

At September 30, 2000, we had approximately $2.9 million of outstanding obligations under capital lease arrangements. As the lease payments associated with these arrangements do not have variable interest rates, an increase of 10.0% in short-term interest rates would not have a material impact on our net income or cash flows. We do not hedge any interest rate exposures.

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

Foreign Currency Exchange Risk

The Japanese Yen and British Pound are the functional currencies of our subsidiaries in Japan and the United Kingdom, respectively. We also denominate certain sales transactions in Yen. We have established a foreign currency-hedging program, utilizing foreign currency forward exchange contracts or forward contracts of various durations to hedge trade receivables denominated in Yen. Under this program, gains and losses on the forward contracts mitigate the risk of material foreign currency transaction gains and losses and offset increases or decreases in our foreign currency receivables. We do not use forward contracts for trading purposes. We believe that the use of foreign currency financial instruments should reduce the risks that arise from conducting business in international markets.

We do not currently enter into foreign exchange forward contracts to hedge balance sheet exposures of our subsidiaries in Japan and the United Kingdom, and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in Yen and Pound Sterling. If foreign exchange rates were to weaken against the United States Dollar immediately and uniformly by 10.0% from the exchange rate at September 30, 2000, the fair value of these foreign currency amounts would decline by an immaterial amount.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements are filed as part of this Report.

Independent Auditors’ Report

Consolidated Balance Sheets as of September 30, 2000 and 1999

Consolidated Statements of Operations for each of the three fiscal years in the period ended September 30, 2000

Consolidated Statements of Stockholders’ Equity and comprehensive income (loss) for each of the three fiscal years in the period ended September 30, 2000

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 30, 2000

Notes to Consolidated Financial Statements

2	INDEX TO SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Interim Financial Information

3	INDEX TO FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of Elantec Semiconductor, Inc. for the years ended September 30, 2000, 1999 and 1998 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Elantec Semiconductor, Inc.

Schedule II - Valuation and Qualifying Accounts for each of the three fiscal years in the period ended September 30, 2000

—————— Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to Directors and Executive Officers may be found in Part I hereof in the section captioned “Executive Officers and Directors of the Company.” Information required by this Item with respect to filings under Section 16 of the Securities Exchange Act of 1934 may be found in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on January 12, 2001. Such information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to this Item may be found in the section captioned “Proposal No. 1 – Election of Directors – Director’s Compensation”, “Executive Compensation”, “Employment Agreements”, “Severance” and “Compensation Committee Interlocks and Insider Participation” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on January 12, 2001. Such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on January 12, 2001. Such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned “Certain Transactions” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on January 12, 2001. Such information is incorporated herein by reference.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements and Financial Statement Schedule -- See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 30 of this Report.

2.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number	Exhibit Title
3.01	—	Registrant’s Certificate of Incorporation (incorporated by reference from Exhibit 3(I).01 to the Registrant’s Registration Statement on Form S-1, filed on August 24, 1995, as amended (Reg. No. 33-96136)
3.02	—	Registrant’s Certificate of Amendment to its Certificate of Incorporation (incorporated by reference from Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June30, 2000).
3.03	—	Registrant’s Certificate of Designation (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A, filed on September 16, 1998 (Reg. No. 000-26690)).
3.04	—	Registrant’s Bylaws (incorporated by reference from Exhibit 3(ii).02 to the Registrant’s Registration Statement on Form S-1, filed on August 24, 1995, as amended (Reg. No. 33-96136).
3.05	—	Specimen Certificate for Registrant’s Common Stock. (5)
4.01	—	Rights Agreement dated September 14, 1998 between Registrant, Bank Boston, N.A., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (2)
10.01	—	Company’s 1983 Stock Option Plan, as amended, and related documents. (1)/+
10.02	—	Company’s 1994 Equity Incentive Plan, as amended, and related documents. (1)/+
10.03	—	Form of Company’s 1995 Equity Incentive Plan and related documents. (4)/+
10.04	—	Form of Company’s 1995 Directors Stock Option Plan and related documents. (4)/+
10.05	—	Form of Company’s 1995 Employee Stock Purchase Plan and related documents. (1)/+
10.06	—	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers. (1)
10.07	—	Form of Executive Compensation Agreements dated as of March 22, 1991, by and between the Company and Ralph Granchelli. (1)/+
10.08	—	Standard Industrial/Commercial Single-Tenant Lease dated June 23, 1993, by and between the Company and Robert Ruggles, including amendments one through five thereto. (1)
10.09	—	Distributor Agreement dated October 1, 1989, between the Company and Insight. (1)
10.10	—	Distributor Agreement dated November 1, 1987, between the Company and Marshall Industries. (1)
10.11	—	Distributor Agreement dated March 7, 1994, between the Company and Internix, Inc. (1)
10.12	—	Amendment to Standard Industrial/Commercial Single-Tenant Lease dated June 23, 1993. (6)
10.13	—	Standard Industrial/Commercial Single-Tenant Lease dated February 20, 1996. (6)
10.14	—	Amendment to Standard Industrial/Commercial Single-Tenant Lease dated February 20, 1996. (6)
10.15	—	Distributor Agreement dated August 1, 1996, between the Company and Microtek Inc. (7)
10.16	—	Employment Agreement between the Company and Richard Beyer dated July 12, 2000.+
21.01	—	Subsidiaries of the Company.
23.01	—	Consent of Deloitte & Touche LLP, Independent Auditors (see page 56 of this Report).
24.01	—	Powers of Attorney (see page 53 of this Report).
27.01	—	Financial Data Schedule.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed August 24, 1995, as amended (File No. 33-96136).
(2)	Incorporated by reference to the Company’s Registration Statement on Form 8-A, filed September 16, 1998.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed February 26, 1999 (File No. 333-73031)
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed February 25, 2000 (File No. 333-31126)

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3, filed August 23, 2000 (File No. 333-43864).

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the quarter ended September 30, 1996.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 1998.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 1998.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 27, 2000.
+	Represents a management contract or compensatory plan or arrangement.
(b)	Exhibits: The Registrant hereby files as part of this Report the exhibits listed in Item 14(a)(2), as set forth above.
(c)	Financial Statement Schedules: The Registrant hereby files as part of this Report the financial statement schedules listed in Item 14(a)(1), as set forth above.

Independent Auditors’ Report

To the Board of Directors and Stockholders of
Elantec Semiconductor, Inc.
Milpitas, California:

We have audited the accompanying consolidated balance sheets of Elantec Semiconductor, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the consolidated financial statement schedule listed in Item 8(3). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elantec Semiconductor, Inc. and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 8(3), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
October 18, 2000

Elantec Semiconductor, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share and per share amounts)

	September 30,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$159,531	$17,459
Short-term investments	1,023	1,204
Accounts receivable, net of allowances of $3,121 in 2000
and $1,384 in 1999	20,301	4,946
Inventories	9,552	3,300
Deferred income taxes	4,038	3,278
Prepaid expenses and other current assets	7,056	1,101

Total current assets	201,501	31,288
Property and equipment:
Machinery and equipment	31,331	18,225
Furniture and fixtures	905	720
Leasehold improvements	5,515	3,126

	37,751	22,071
Accumulated depreciation and amortization	(16,316)	(13,306)

	21,435	8,765
Other assets, net	820	946
Non-current deferred income taxes	5,170	2,872

Total assets	$228,926	$43,871

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,513	$3,698
Accrued salaries and benefits	3,027	1,538
Other accrued liabilities	1,065	818
Deferred revenue	3,977	2,266
Current portion of capital lease obligations	1,355	1,440

Total current liabilities	24,937	9,760
Long-term capital lease obligations	1,572	2,840
Other long-term liabilities	1,767	1,745
Commitments and contingencies (Note 4)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000 in 2000 and 1999	—	—
Issued and outstanding shares - none
Common stock, $.01 par value:
Authorized shares - 50,000,000 in 2000 and 25,000,000 in 1999
Issued and outstanding shares - 21,930,000 in 2000 and 21,980,000 in 1999	220	188
Additional paid-in capital	190,851	34,967
Deferred stock compensation	(4,767)	—
Retained earnings (accumulated deficit)	14,386	(5,592)
Accumulated other comprehensive loss	(40)	(37)

Total stockholders’ equity	200,650	29,526

Total liabilities and stockholders’ equity	$228,926	$43,871

See accompanying notes to consolidated financial statements.

Elantec Semiconductor, Inc. and Subsidiaries Consolidated Statements of Operations (in thousands, except per share amounts)

	Year ended September 30,
	2000	1999	1998
Net revenues	$101,232	$50,662	$46,210
Cost of revenues	39,671	25,785	24,831
Cost of revenues - inventory write-down	—	1,008	—

Gross profit	61,561	23,869	21,379
Operating expenses:
Research and development	14,888	7,796	7,228
Marketing, sales, general, and administrative	16,319	10,833	9,890
Unusual charges	—	12,009	—

Total operating expenses	31,207	30,638	17,118

Income (loss) from operations	30,354	(6,769)	4,261
Interest and other income, net	1,639	528	674
Interest expense	(288)	(400)	(413)

Income (loss) before taxes	31,705	(6,641)	4,522
Provision for (benefit from) taxes on income	11,727	(2,766)	(2,683)

Net income (loss)	$19,978	$(3,875)	$7,205

Earnings (loss) per share:
Basic	$1.03	$(0.21)	$0.39
Diluted	$0.85	(0.21)	$0.37
Shares used in computing per share amounts:
Basic	19,429	18,512	18,270
Diluted	23,530	18,512	19,272

See accompanying notes to consolidated financial statements.

Elantec Semiconductor, Inc. and Subsidiaries Consolidated Statements of Stockholders’Equity and Comprehensive Income (Loss) (in thousands)

	Common Shares	Stock Amount	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings (Accumulated) (Deficit)	Accumulated Other Compre- hensive loss	Total Stock- holders’ Equity	Total Compre- hensive Income (Loss)
Balance at September 30, 1997	18,038	$180	$33,545		$(8,922)	—	$24,803
Exercise of stock options	338	4	265		—	—	269
Net income and comprehensive income	—	—	—		7,205	—	7,205	$7,205

Balance at September 30, 1998	18,376	184	33,810		(1,717)	—	32,277
Exercise of stock options	394	4	606		—	—	610
Tax benefit of stock option transactions	—	—	551		—	—	551
Net loss	—	—	—		(3,875)	—	(3,875)	(3,875)
Foreign currency translation adjustment	—	—	—			$(37)	(37)	(37)

Total comprehensive loss								(3,912)

Balance at September 30, 1999	18,770	188	34,967	—	(5,592)	(37)	29,526
Exercise of stock options	1,277	13	3,002	—	—	—	3,015
Tax benefit of stock option transactions	—	—	12,377	—	—	—	12,377
Proceeds from secondary stock offering	1,760	18	135,033	—	—	—	135,051
Employee stock purchase	36	—	456	—	—	—	456
Deferred stock compensation	87	1	5,016	$(5,017)	—	—	—
Amortization of deferred stock
compensation	—	—	—	250	—	—	250
Net Income	—	—	—	—	19,978	—	19,978	19,978
Unrealized loss on available for sale
Investments, net of tax	—	—	—	—	—	(9)	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	6	6	6

Total comprehensive income								$19,975

Balance at September 30, 2000	21,930	$220	$190,851	$(4,767)	$14,386	$(40)	$200,650

See accompanying notes to consolidated financial statements.

Elantec Semiconductor, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)

	Year Ended September 30,
	2000	1999	1998
Operating activities
Net income (loss)	$ 19,978	$(3,875)	$ 7,205
Reconciliation of net income (loss) to net cash provided by
operating activities:
Depreciation and amortization	3,033	3,134	2,610
Amortization of deferred stock compensation	250	—	—
Deferred income taxes	(3,058)	(2,220)	(3,930)
Loss on disposition of property and equipment	—	—	389
Inventory write-down	—	1,008	—
Asset impairment	—	11,090	—
Changes in operating assets and liabilities:
Accounts receivable	(15,355)	261	(1,892)
Inventories	(6,252)	4,751	(1,690)
Prepaid expenses and other current assets	(5,955)	(501)	27
Payables and other accrued liabilities	13,551	(421)	1,440
Deferred revenue	1,711	(360)	532
Tax benefit of stock option transactions	12,377	551	—

Net cash provided by operating activities	20,280	13,418	4,691
Investing activities
Purchase of available for sale investments	(148,737)	(78,476)	(79,487)
Sale and maturity of available for sale investments	148,909	80,923	81,925
Purchase of property and equipment	(15,679)	(2,750)	(9,756)
Decrease (increase) in other assets	102	(490)	(73)

Net cash used in investing activities	(15,405)	(793)	(7,391)
Financing activities
Payments on capital lease obligations	(1,353)	(1,427)	(936)
Payments on long-term debt	—	(127)	(657)
Decrease in other long-term liabilities	22	—	—
Proceeds from issuance of common stock	135,051	—	—
Proceeds from exercise of stock options and employee stock
purchase plan	3,471	610	269

Net cash (used in) provided by financing activities	137,191	(944)	(1,324)

Effect of exchange rate changes on cash	6	(37)	—

Increase (decrease) in cash and cash equivalents	142,072	11,644	(4,024)
Cash and cash equivalents at beginning of period	17,459	5,815	9,839

Cash and cash equivalents at end of period	$ 159,531	$ 17,459	$ 5,815

Supplemental disclosures of cash flow information
Taxes paid	$ 7,959	$ 220	$ 808

Interest paid	$ 274	$ 427	$ 378

Deferred stock compensation	$ 5,017	$ —	$ —

Lease and installment financing for capital equipment	$ —	$ —	$ 2,600

See accompanying notes to consolidated financial statements.

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIESNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Significant Accounting Policies

Nature of Business. Elantec Semiconductor, Inc. (the “Company”) designs, manufactures and markets high performance analog integrated circuits used in the video, optical storage, integrated DC:DC, and xDSL markets. The Company’s principal markets include North America, Asia, Europe and other countries.

Fiscal Year. The Company’s fiscal year ends on the Sunday closest to September 30. Fiscal years 2000, 1999, and 1998 ended on October 1, October 3, and September 27, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on September 30 for each fiscal year. Fiscal year 1999 included 53 weeks while fiscal years 2000 and 1998 included 52 weeks per year.

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

Basis of Presentation. All share amounts and per share calculations in the accompanying consolidated financial statements give effect to the two-for-one stock split effected on April 21, 2000.

Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity (at the date of purchase) of three months or less to be cash equivalents.

Short-Term Investments. The Company’s policy is to invest in various short-term instruments with investment grade credit ratings. Generally such investments have contractual maturities of less than one year. All of the Company’s marketable investments are classified as “available-for-sale” and the Company views its available-for-sale portfolio as available for use in its current operations. At September 30, 2000, short-term investments consisted of corporate debt of $1,023,000, all maturing within one year. At September 30, 1999, short-term investments consisted of corporate debt of $1,204,000, all maturing within one year.

In accordance with Statement of Financial Accounting Standards (FAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company classifies its short-term investments as “available-for-sale” securities and the cost of securities sold is based on the specific identification method. At September 30, 2000 carrying value exceeded fair value, determined by quoted market prices by $9,000. At September 30, 1999 there was no significant difference between the fair market value, determined by quoted market prices, and the underlying cost of such investments. Realized gains and losses were immaterial.

Significant Risks and Concentration of Credit. The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations: delays in new product and process technology announcements and product introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under-utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation among other factors.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short term investments, trade receivables and foreign exchange forward contracts.

The Company’s policy is to place its cash, cash equivalents and short-term investments with high credit quality institutions and limit the amount invested with any one institution or in any type of financial instrument. The Company does not hold or issue financial instruments for trading purposes.

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s products are sold to a wide variety of original equipment manufacturers through a direct sales force and to a network of distributors. The Company generally does not require collateral from its accounts receivable. However, the Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, primarily letters of credit, if necessary.

Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Year ended September 30,
	2000	1999	1998
Microtek International, Inc. - Japan	32%	30%	23%
Samsung Electronics - Korea	12%	*	*
Insight Electronics, Inc. - United States	*	10%	11%

*	less than 10%

Microtek International, located in Japan, and Insight Electronics, Inc., located in North America, are distributors who are supporting our sales to a large number of customers.

At September 30, 2000, Microtek International and Samsung Electronics accounted for 32% and 13%, respectively, of the Company’s trade receivables. At September 30, 1999, Microtek International and Insight Electronics accounted for 44% and 11%, respectively, of the Company’s trade receivables.

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

Long-lived Assets. The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (“FAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” FAS No. 121 requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

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

Foreign Currency Translation. The functional currencies of our foreign subsidiaries are their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in net earnings.

Income Taxes. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized in the future.

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising Expense. The Company expenses the costs of advertising as incurred. Advertising expense was approximately $600,000, $671,000, and $555,000 for the fiscal years ended September 30, 2000, 1999, and 1998, respectively.

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

Comprehensive Income. In the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” FAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components. Components of comprehensive income (loss) include net income (loss) and certain transactions that are reported directly to the consolidated statement of stockholders’ equity.

Reclassifications. Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on net income (loss) or stockholders’ equity.

2. Recent Accounting Pronouncements

Derivative Investments and Hedging Activities. Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended is effective for the Company as of October 1, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Management does not believe that adoption of this new accounting standard will have a material effect on our consolidated results of operations or cash flows. The adoption will impact assets and liabilities recorded on the balance sheet.

Revenue Recognition. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We are required to adopt SAB No. 101, as amended, in the fourth quarter of fiscal 2001. Although we have not fully assessed the implications of SAB No. 101, our management does not believe that adoption of this bulletin will have a material impact on our consolidated financial position, results of operations or cash flows.

3. Inventories

Inventories consisted of the following (in thousands):

	September 30,
	2000	1999
Raw materials	$ 971	$ 45
Work-in-process	6,693	1,645
Finished goods	1,888	1,610

	$9,552	$3,300

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Commitments and Contingencies

The Company leases its principal facilities under operating leases that expire at various dates through 2005. The Company is generally responsible for taxes, assessments, maintenance and insurance under its leases. In addition, machinery and equipment included approximately $6,795,000 and $7,058,000 of equipment acquired under capital leases and approximately $5,410,000 and $4,857,000 of related accumulated amortization at September 30, 2000 and 1999, respectively. Amortization of capital leases is included in depreciation and amortization expense. The following is a schedule by year of future minimum lease payments under capital and operating leases as of September 30 (in thousands):

	Capital Leases	Operating Leases
2001	$ 1,692	$1,380
2002	1,073	1,322
2003	427	1,182
2004	—	922
2005	—	653
Thereafter	—	385

Total minimum lease payments	3,192	5,844
Amount representing interest	(265)	—

Present value of net minimum lease payments	2,927	$5,844

Current portion	(1,355)

Long-term capital lease obligations	$ 1,572

Total rental expense on all operating leases was approximately $1,028,000, $1,177,000, and $812,000 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. At September 30 2000, outstanding commitments to purchase capital equipment totaled approximately $5.3 million.

The Company is a party to a number of legal proceedings arising in the course of its business. These actions include employee-related issues. While it is not feasible to predict or determine the outcome of these matters, the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.

5. Stockholders’ Equity

Stock Split. On April 21, 2000, the Company effected a two-for-one stock split of the outstanding shares of common stock. All share and per share amounts in these consolidated financial statements have been adjusted to give effect to the stock split.

Stockholder Rights Plan. In September 1998, the Company’s Board of Directors adopted a Stockholder Rights Plan under which the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.01 per share, of the Company stock held as of September 21, 1998. In addition subsequent to September 21, 1998, one right will be issued with each newly issued and outstanding share of our common stock issued, except in certain circumstances. Each preferred share purchase right entitles the registered holder to purchase one four-hundredth of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $12.50. The rights become exercisable ten days following the announcement that an entity or person has commenced a tender offer to acquire or has acquired 20% or more of the Company’s outstanding common stock (the “Distribution Date”). After the Distribution Date, the rights may be exchanged at an exchange ratio of one common share or one four-hundredth of a preferred share per right. Otherwise, each holder of a right, other than rights beneficially owned by the acquiring entity or person (which will thereafter be void), will have

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the right to receive upon exercise that number of common shares having a market value of two times the exercise price of the right. The rights will expire on September 14, 2008.

Employee Stock Purchase Plan. The Company has reserved and the stockholders approved 450,000 shares of common stock for issuance to eligible employees under the 1995 Purchase Plan (the Purchase Plan). Under the Purchase Plan, eligible employees, subject to certain restrictions, may purchase shares of common stock at a price equal to the lesser of 85% of the fair market value at either the beginning of each six-month offering period or the end of each six-month offering period. As of September 30, 2000, 35,862 shares have been issued under the Purchase Plan.

Restricted Stock Awards. The compensation committee may grant participants restricted stock awards to purchase stock either in addition to, or in tandem with, other awards under the 1995 Equity Incentive Plan, under such terms, conditions and restrictions as the compensation committee may determine. A Restricted Stock Purchase Award for 86,500 shares of common stock was issued to Richard Beyer in July 2000. The Company has a right of repurchase on these shares that expires ratably over a five-year period. In accordance with APB No. 25, the Company recorded $5,017,000 as deferred compensation in the year ended September 30, 2000. This amount is being amortized on a straight-line basis over 5 years. During the year ended September 30, 2000 the related amortization expense amounted to $250,000.

Stock Option Plans. In August 1995, the Board of Directors approved and in September 1995, the stockholders approved (i) the adoption of the 1995 Equity Incentive Plan (the 1995 Equity Plan) as the successor to the 1994 Equity Incentive Plan (the Predecessor Plan), pursuant to which 1,100,000 shares of the Company’s common stock, plus the number of shares remaining unissued and not subject to outstanding options under the Predecessor Plan and any shares issuable upon exercise of options granted under the Predecessor Plan that expire or become unexercisable for any reason without having been exercised in full, have been reserved for future issuance, and (ii) the adoption of the 1995 Directors’ Stock Option Plan (the 1995 Directors’ Plan) pursuant to which 300,000 shares of the Company’s common stock have been reserved for future issuance. Each outstanding option under the Predecessor Plan will continue to be governed by the terms and conditions of such plan; no additional options will be granted under the Predecessor Plan.

In December 1996, the Board of Directors approved and in February 1997, the stockholders approved the adoption of an amendment to the 1995 Equity Plan pursuant to which an additional 800,000 shares of the Company’s Common Stock have been reserved for future issuance. In December 1997, the Board of Directors approved and in February 1998, the stockholders approved the adoption of an amendment to the 1995 Equity Plan pursuant to which an additional 800,000 shares of the Company’s Common Stock have been reserved for future issuance. In November 1998, the Board of Directors approved and in January 1999, the stockholders approved the adoption of an amendment to the 1995 Equity Plan pursuant to which an additional 2,000,000 shares of the Company’s Common Stock have been reserved for future issuance. Also in November 1998, the Board of Directors approved and in January 1999, the stockholders approved the adoption of an amendment to the 1995 Directors’ Plan pursuant to which an additional 200,000 shares of the Company’s Common Stock have been reserved for future issuance. In November 1999, the Board of Directors approved and in January 2000, the stockholders approved the adoption of an amendment to the 1995 Equity Plan pursuant to which an additional 940,000 shares of the Company’s Common Stock have been reserved for future issuance. Also, in July 2000, the Board of Directors approved the adoption of an amendment to the 1995 Equity Plan pursuant to which an additional 613,500 shares of the Company’s common stock have been reserved for future issuance.

Under the 1995 Equity Plan, incentive stock options may be granted to employees only at the price per share that is not less than the fair market value of common stock on the date of grant. Nonqualified options may be granted to employees or others at a price per share not less than 85% of fair market value of the common stock on the date of grant. Options are exercisable to the extent vested. Vesting, as established by the Board of Directors, generally accrues monthly over four years from the date of grant. The Company may also grant stock bonuses and issue restricted stock to employees and others. The Company has made no such grants since the 1995 Equity Plan’s inception. The 1995 Equity Plan expires ten years after adoption.

Under the 1995 Directors’ Plan, nonqualified options may be granted to nonemployee directors only at the price per share that is not less than the fair market value of common stock on the date of grant. Vesting under the 1995 Directors’ Plan accrues monthly over four years from the date of grant. The 1995 Directors’ Plan expires ten years after adoption.

Option Repricing Programs. Competition for skilled engineers and other key employees in the semiconductor industry is intense and the use of significant stock options for retention and motivation of such personnel is widespread in the high technology industries. The Compensation Committee of the Board of Directors believes that stock options are a critical component of the compensation offered by the Company to promote long-term retention of key employees, motivate high levels of performance and recognize employee contributions in the success of the Company. In light of substantial declines in the market price of the Company’s common stock in 1998, the Compensation Committee believed that the large numbers of outstanding stock options with an exercise price in excess of the actual market price were no longer an effective tool to encourage employee retention or to motivate high levels of performance.

1998 Employees and Consultants. In August 1998, the Compensation Committee approved an option repricing program for all employees and consultants to the Company who were not executive officers of the Company. Under this program, the eligible optionees were permitted to exchange their then outstanding stock options for new stock options having an exercise price of $1.81 per share (equal to the fair market value on August 28, 1998), with vesting annually during the subsequent four years. Approximately 907,800 options were repriced by employees (excluding executive officers) and consultants.

Additional information with respect to the Company’s stock option plans follows:

		Options Outstanding
	Shares Available	Number of Shares	Weighted Average Price Per Share
Balance at September 30, 1997	711,310	3,169,172	$ 2.05
Additional share reservation	800,000	—	—
Options granted	(2,391,712)	2,391,712	$ 2.93
Options exercised	—	(338,950)	$ 0.81
Options canceled	1,310,988	(1,310,988)	$ 3.54
Options expired	(750)	—	—

Balance at September 30, 1998	429,836	3,910,946	$ 2.20
Additional share reservation	2,200,000	—	—

Options granted	(1,931,000)	1,931,000	$ 3.48
Options exercised	—	(393,864)	$ 1.56
Options canceled	361,836	(361,836)	$ 2.40
Options expired	(504)	—	—

Balance at September 30, 1999	1,060,168	5,086,246	$ 2.72
Additional share reservation	1,553,500	—	—

Options granted	(2,333,044)	2,333,044	$34.31
Options exercised	—	(1,277,647)	$ 2.36
Options canceled	139,553	(139,553)	$10.12

Balance at September 30, 2000	420,177	6,002,090	$14.88

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options outstanding at September 30, 2000:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10–$ 2.13	1,941,727	7.29	$ 1.94	1,089,631	$ 1.93
$ 2.19–$ 3.44	1,335,853	8.00	$ 2.97	734,889	$ 3.01
$ 3.50–$13.75	1,311,523	8.92	$11.32	179,598	$ 6.95
$15.97–$58.00	1,294,000	9.63	$44.75	33,332	$15.97
$61.31–$91.25	118,987	9.83	$74.36	—	—

$0.10–$91.25	6,002,090	8.36	$14.88	2,037,450	$ 2.99

At September 30, 1999 and 1998, 1,861,828 and 1,167,004 options were exercisable at weighted average exercise prices of $2.24 and $1.81, respectively.

Stock-Based Compensation. Under APB 25, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. Pro forma information regarding net income and earnings per share is required by FAS 123, “Accounting for Stock-Based Compensation”, for awards granted in fiscal years that begin after December 31, 1994, as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123.

The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year ended September 30,
	2000	1999	1998
Expected life (years)	6.2	6.7	6.7
Expected volatility	111.7%	98.0%	80.0%
Risk-free interest rate	6.0%	6.0%	6.0%

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $34.31, $3.48 and $2.93, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options’ vesting period. The Company’s historical and pro forma information follows (in thousands, except for per share information):

Year ended September 30,
	2000	1999	1998
Net income (loss):
Historical	$ 19,978	$ (3,875)	$ 7,205
Pro Forma	$ 4,329	$ (6,714)	$ 4,980
Diluted Net income (loss) per share:
Historical	$ 0.85	$ (0.21)	$ 0.37
Pro Forma	$ 0.18	$ (0.37)	$ 0.26

6. Earnings (Loss) Per Share

The following table sets forth the reconciliation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share computations for the years ended September 30:

	Year ended September 30,
	2000	1999	1998
Net income (loss) (Numerator):
Net income (loss) basic and diluted	$19,978	$(3,875)	$ 7,205

Shares (Denominator):
Weighted average shares of common stock outstanding
used in computation of basic earnings (loss) per share	19,429	18,512	18,270
Dilutive effect of stock options	4,101	—	1,002

Shares used in computation of diluted earnings (loss) per share	23,530	18,512	19,272

Basic earnings (loss) per share	$ 1.03	$(0.21)	$ 0.39

Diluted earnings (loss) per share	$ 0.85	$(0.21)	$ 0.37

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Taxes on Income

The provision (benefit) for taxes on income consisted of the following (in thousands):

	Year ended September 30,
	2000	1999	1998
Current:
Federal	$ 11,525	$ (261)	$ 814
State	3,260	(285)	383
Foreign	—	—	50

Total Current	14,785	(546)	1,247
Deferred:
Federal	(2,069)	(2,170)	(3,685)
State	(989)	(50)	(245)

Total Deferred	(3,058)	(2,220)	(3,930)

Total Provision (Benefit)	$ 11,727	$(2,766)	$(2,683)

Significant components of the Company’s net deferred tax assets for federal and state income taxes were as follows (in thousands):

	September 30,
	2000	1999
Net deferred tax asset
Restructuring reserves	$ 4,074	$ 1,779
Tax credit carryforwards	2,305	—
Distributor reserves	724	289
Deferred revenue	1,704	990
Depreciation	(1,361)	(203)
Capitalized research and development cost	21	239
Inventory reserves	1,124	1,622
General reserves	420	474
Other accruals and reserves not currently	197	960
deductible

Total net deferred tax assets	$ 9,208	$ 6,150

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provisions (benefit) for taxes on income differed from the provisions calculated by applying the federal statutory rate to income before taxes as follows (in thousands):

	Year ended September 30,
	2000	1999	1998
Expected provisions at statutory rates	$ 10,769	$(2,266)	$ 1,538
State taxes, net of federal benefit	1,499	(399)	262
Foreign taxes	—	—	50
General business credits	(812)	(230)	—
Benefit of Foreign Sales Corporation	(313)
Provision for foreign losses not benefited	799
Other	(215)	629	(143)
Reversal of valuation allowance	—	(500)	(4,389)

	$ 11,727	$(2,766)	$(2,682)

The valuation allowance decreased by approximately $500,000 and $4,389,000 in fiscal 1999 and 1998, respectively. Management determined that a full valuation allowance was not necessary at September 30, 1998 as it was concluded that it was more likely than not that certain deferred tax assets will be recovered in the future. Accordingly, the Company reversed the valuation allowance for those deferred tax assets at September 30, 1998. The effect of such reversal resulted in the recognition in fiscal 1998 of a non-recurring income tax benefit of $3,930,000. In fiscal 1999, management determined that realization of the remaining deferred tax assets subject to the valuation allowance is more likely than not and reversed the related allowance of $500,000.

8. Employee Benefit Plan

The Company has a 401(k) savings plan that covers substantially all full-time employees. Eligible employees are permitted to make fully vested tax deferred contributions of up to 22.5% of their annual gross compensation, subject to certain Internal Revenue Service limitations. The plan provides for employer contributions at the discretion of the Board of Directors. Contributions made by the Company for the years ended September 30, 2000, 1999, and 1998 were approximately $305,000, $241,000, and $133,000 respectively.

9. Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments, which consist primarily of cash equivalents, short-term investments and long-term obligations, and determined that the carrying amounts approximate fair value.

In the normal course of business, the Company has exposures to foreign currency fluctuations arising from foreign currency sales. The Company uses foreign exchange forward contracts to limit its exposure to foreign exchange losses arising from nonfunctional currency trade receivables. The Company evaluates its net exposure therefrom and enters into forward contracts to hedge the net exposure over a specified amount. These contracts are executed with credit worthy financial institution and are denominated in Japanese Yen. Gains and losses on these contracts serve as hedges in that they offset fluctuations that would otherwise impact financial results. Costs associated with entering into such contracts are generally amortized over the life of the instruments and are not material to the Company’s financial results.

At September 30, 2000 the Company had foreign currency forward contracts outstanding to hedge foreign currency trade receivables. These contracts have maturities, which typically range from 35 to 90 days and are intended to reduce exposure to foreign currency exchange risk. The aggregate fair value and unrealized loss of foreign exchange contracts are $8.7 million and $116,000, respectively.

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Segment Information

In the fourth quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 131, “ Disclosures about Segments of an Enterprise and Related Information” (FAS 131). FAS 131 establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. Based upon the criteria of FAS 131, the Company has a single reportable segment.

The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives, and distributors. The Company’s geographic sales, as a percentage of net revenues, were as follows:

	Year ended September 30,
	2000	1999	1998
Domestic	25%	43%	47%
Export:
Europe	9%	12%	13%
Japan	37%	35%	32%
Other Pacific Rim Countries	29%	10%	8%

	100%	100%	100%

The Company’s assets located outside the United States are insignificant.

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

The book values of assets, by category, before and after the write-down was as follows (in thousands):

	Balances at December 31, 1998
	Before Write-Down	After Write-Down
Machinery & equipment	$ 5,444	$1,159
Furniture & Fixtures	51	11
Leasehold Improvements	8,595	1,830

Total	$14,090	$3,000

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company also believed that its decision to discontinue development of future-generation products using dielectric isolation technology would obsolete certain existing products and capitalized patents. Accordingly, the Company recorded a pretax charge of $1.0 million related to a write-down of inventory and $0.2 million related to a write-down of patents.

The restructuring also included operating initiatives to improve the Company’s cost structure including a reduction of approximately 10% of the Company’s work force. The Company recorded a pretax charge of $0.6 million related to severance and $0.1 million related to a legal settlement with AMP Incorporated.

These unusual charges resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold in the first quarter of fiscal 1999. At September 30, 2000, there were no remaining cash payments related to these activities.

Elantec Semiconductor, Inc. and Subsidiaries Unaudited Interim Financial Information

2000	1st	2nd	3rd	4th
	(in thousands except per share data)

Revenue	$ 15,712	$20,020	$28,622	$36,878
Gross profit	9,571	12,326	17,471	22,193
Income from operations	4,109	5,231	8,780	12,234
Net income	2,760	3,353	5,774	8,091
Earnings per share:
Basic	$ 0.15	$ 0.18	$ 0.29	$ 0.40
Diluted	$ 0.13	$ 0.14	$ 0.24	$ 0.33
Shares used in computing per share amounts:
Basic	18,864	19,144	19,575	20,135
Diluted	22,362	23,386	23,849	24,523

1999	1st	2nd	3rd	4th
	(in thousands except per share data)

Revenue	$ 10,653	$12,721	$13,005	$14,283
Gross profit	3,244	5,726	6,821	8,078
Income (loss) from operations (1)	(12,905)	1,446	2,134	2,556
Net income (loss) (1)	(8,024)	926	1,477	1,746
Earnings per share:
Basic	$ (0.44)	$ 0.05	$ 0.08	$ 0.09
Diluted	$ (0.44)	$ 0.05	$ 0.07	$ 0.08
Shares used in computing per share amounts:
Basic	18,394	18,424	18,560	18,672
Diluted	18,394	19,210	20,918	21,932

1.	Financial data for the first quarter of fiscal 1999 include unusual pre-tax charges of $13.0 million resulting from our conclusion that projected production volume and related cash flow from our internal fabrication facility were not sufficient to recover its carrying value.

Schedule II Elantec Semiconductor, Inc. and Subsidiaries Valuation and Qualifying Accounts Year ended September 30, 2000, 1999, and 1998

	Balance at Beginning of Year	Additions Charged to Cost and Expense	Deductions	Balance at End of Year
Year ended September 30, 2000
Allowance for doubtful accounts and product returns
(deducted from accounts receivable)	$1,384	$1,790	$(53)	$3,121

Year ended September 30, 1999
Allowance for do ubtful accounts and product returns
(deducted from accounts receivable)	$1,076	$ 475	$(167)	$1,384

Year ended September 30, 1998
Allowance for doubtful accounts and product returns
(deducted from accounts receivable)	$ 840	$ 242	$ (6)	$1,076

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 27th day of November, 2000.

ELANTEC SEMICONDUCTOR, INC. By: /s/ Richard M. Beyer Richard M. Beyer President, Chief Executive Officer, and Director

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard M. Beyer and Ephraim Kwok, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date
Principal Executive Officer:
/s/	Richard M. Beyer —————————— Richard M. Beyer	President, Chief Executive Officer and Director	November 27, 2000

Principal Financial Officer:

/s/	Ephraim Kwok —————————— Ephraim Kwok	Vice President of Finance and Administration and Chief Financial Officer	November 27, 2000

Additional Directors:

/s/	James V. Diller —————————— James V. Diller	Chairman of the Board of Directors	November 27, 2000

/s/	Chuck K. Chan —————————— Chuck K. Chan	Director	November 27, 2000

/s/	Alan V. King —————————— Alan V. King	Director	November 27, 2000

/s/	Umesh Padval —————————— Umesh Padval	Director	November 27, 2000