Form 10-K/A
period 2000-10-01
ELANTEC SEMICONDUCTOR INC
filed 2000-11-30
CIK 949872

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

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

to

Form 10-K

Under

THE SECURITIES EXCHANGE ACT OF 1934

ELANTEC SEMICONDUCTOR, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.16	Employment Agreement between the Company and Richard M. Beyer
21.01	Subsidiaries of the Company
23.01	Consent of Deloitte & Touche LLP, Independent Auditors
27.01	Financial Data Schedule