Form 10-K/A
period 2000-10-01
ELANTEC SEMICONDUCTOR INC
filed 2000-12-08
CIK 949872

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

ELANTEC SEMICONDUCTOR, INC. FORM 10-K

For the Fiscal Year Ended September 30, 2000.

Table of Contents

PART I
Page

Item 1	Business

Item 2	Properties

Item 3	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6	Selected Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Item 8	Financial Statements and Supplementary Data

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

PART III

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management

Item 13	Certain Relationships and Related Transactions

PART IV

Item 14	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

/s/ Deloitte & Touche LLP

San Jose, California
October 18, 2000

Elantec Semiconductor, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share and per share amounts)

	September 30,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$ 159,531	$ 17,459
Short-term investments	1,023	1,204
Accounts receivable, net of allowances of $3,121 in 2000
and $1,384 in 1999	20,301	4,946
Inventories	9,552	3,300
Deferred income taxes	4,038	3,278
Prepaid expenses and other current assets	7,056	1,101

Total current assets	201,501	31,288
Property and equipment:
Machinery and equipment	31,331	18,225
Furniture and fixtures	905	720
Leasehold improvements	5,515	3,126

	37,751	22,071
Accumulated depreciation and amortization	(16,316)	(13,306)

	21,435	8,765
Other assets, net	820	946
Non-current deferred income taxes	5,170	2,872

Total assets	$ 228,926	$ 43,871

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$ 15,513	$ 3,698
Accrued salaries and benefits	3,027	1,538
Other accrued liabilities	1,065	818
Deferred revenue	3,977	2,266
Current portion of capital lease obligations	1,355	1,440

Total current liabilities	24,937	9,760
Long-term capital lease obligations	1,572	2,840
Other long-term liabilities	1,767	1,745
Commitments and contingencies (Note 4)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 5,000,000 in 2000 and 1999	—	—
Issued and outstanding shares – none
Common stock, $.01 par value:
Authorized shares – 50,000,000 in 2000 and 25,000,000 in 1999
Issued and outstanding shares – 21,930,000 in 2000 and 18,770,000 in 1999	220	188
Additional paid-in capital	190,851	34,967
Deferred stock compensation	(4,767)	—
Retained earnings (accumulated deficit)	14,386	(5,592)
Accumulated other comprehensive loss	(40)
	(37)

Total stockholders’ equity	200,650	29,526

Total liabilities and stockholders’ equity	$ 228,926	$ 43,871

See accompanying notes to consolidated financial statements.

Elantec Semiconductor, Inc. and Subsidiaries Consolidated Statements of Operations (in thousands, except per share amounts)

	Year ended September 30,
	2000	1999	1998
Net revenues	$101,232	$50,662	$46,210
Cost of revenues	39,671	25,785	24,831
Cost of revenues - inventory write-down	—	1,008	—

Gross profit	61,561	23,869	21,379
Operating expenses:
Research and development	14,888	7,796	7,228
Marketing, sales, general, and administrative	16,319	10,833	9,890
Unusual charges	—	12,009	—

Total operating expenses	31,207	30,638	17,118

Income (loss) from operations	30,354	(6,769)	4,261
Interest and other income, net	1,639	528	674
Interest expense	(288)	(400)	(413)

Income (loss) before taxes	31,705	(6,641)	4,522
Provision for (benefit from) taxes on income	11,727	(2,766)	(2,683)

Net income (loss)	$19,978	$(3,875)	$7,205

Earnings (loss) per share:
Basic	$1.03	$(0.21)	$0.39
Diluted	$0.85	(0.21)	$0.37
Shares used in computing per share amounts:
Basic	19,429	18,512	18,270
Diluted	23,530	18,512	19,272

See accompanying notes to consolidated financial statements.

Elantec Semiconductor, Inc. and Subsidiaries Consolidated Statements of Stockholders’Equity and Comprehensive Income (Loss) (in thousands)

	Common Shares	Stock Amount	Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings (Accumulated) (Deficit)	Accumulated Other Compre- hensive loss	Total Stock- holders’ Equity	Total Compre- hensive Income (Loss)
Balance at September 30, 1997	18,038	$180	$33,545		$(8,922)	—	$24,803
Exercise of stock options	338	4	265		—	—	269
Net income and comprehensive income	—	—	—		7,205	—	7,205	$7,205

Balance at September 30, 1998	18,376	184	33,810		(1,717)	—	32,277
Exercise of stock options	394	4	606		—	—	610
Tax benefit of stock option transactions	—	—	551		—	—	551
Net loss	—	—	—		(3,875)	—	(3,875)	(3,875)
Foreign currency translation adjustment	—	—	—			$(37)	(37)	(37)

Total comprehensive loss								(3,912)

Balance at September 30, 1999	18,770	188	34,967	—	(5,592)	(37)	29,526
Exercise of stock options	1,277	13	3,002	—	—	—	3,015
Tax benefit of stock option transactions	—	—	12,377	—	—	—	12,377
Proceeds from secondary stock offering	1,760	18	135,033	—	—	—	135,051
Employee stock purchase	36	—	456	—	—	—	456
Deferred stock compensation	87	1	5,016	$(5,017)	—	—	—
Amortization of deferred stock
compensation	—	—	—	250	—	—	250
Net Income	—	—	—	—	19,978	—	19,978	19,978
Unrealized loss on available for sale
Investments, net of tax	—	—	—	—	—	(9)	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	6	6	6

Total comprehensive income								$19,975

Balance at September 30, 2000	21,930	$220	$190,851	$(4,767)	$14,386	$(40)	$200,650

See accompanying notes to consolidated financial statements.

Elantec Semiconductor, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)

	Year Ended September 30,
	2000	1999	1998
Operating activities
Net income (loss)	$ 19,978	$(3,875)	$ 7,205
Reconciliation of net income (loss) to net cash provided by
operating activities:
Depreciation and amortization	3,033	3,134	2,610
Amortization of deferred stock compensation	250	—	—
Deferred income taxes	(3,058)	(2,220)	(3,930)
Loss on disposition of property and equipment	—	—	389
Inventory write-down	—	1,008	—
Asset impairment	—	11,090	—
Changes in operating assets and liabilities:
Accounts receivable	(15,355)	261	(1,892)
Inventories	(6,252)	4,751	(1,690)
Prepaid expenses and other current assets	(5,955)	(501)	27
Payables and other accrued liabilities	13,551	(421)	1,440
Deferred revenue	1,711	(360)	532
Tax benefit of stock option transactions	12,377	551	—

Net cash provided by operating activities	20,280	13,418	4,691
Investing activities
Purchase of available for sale investments	(148,737)	(78,476)	(79,487)
Sale and maturity of available for sale investments	148,909	80,923	81,925
Purchase of property and equipment	(15,679)	(2,750)	(9,756)
Decrease (increase) in other assets	102	(490)	(73)

Net cash used in investing activities	(15,405)	(793)	(7,391)
Financing activities
Payments on capital lease obligations	(1,353)	(1,427)	(936)
Payments on long-term debt	—	(127)	(657)
Decrease in other long-term liabilities	22	—	—
Proceeds from issuance of common stock	135,051	—	—
Proceeds from exercise of stock options and employee stock
purchase plan	3,471	610	269

Net cash (used in) provided by financing activities	137,191	(944)	(1,324)

Effect of exchange rate changes on cash	6	(37)	—

Increase (decrease) in cash and cash equivalents	142,072	11,644	(4,024)
Cash and cash equivalents at beginning of period	17,459	5,815	9,839

Cash and cash equivalents at end of period	$ 159,531	$ 17,459	$ 5,815

Supplemental disclosures of cash flow information
Taxes paid	$ 7,959	$ 220	$ 808

Interest paid	$ 274	$ 427	$ 378

Deferred stock compensation	$ 5,017	$ —	$ —

Lease and installment financing for capital equipment	$ —	$ —	$ 2,600

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