Form 10-Q
period 2000-12-31
ELANTEC SEMICONDUCTOR INC
filed 2001-02-14
CIK 949872

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q






[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes__X__   No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of January 31, 2001, 22,355,454 shares of the Registrant's Common Stock, $0.01 par value, were issued and outstanding.

                                TABLE OF CONTENTS




                                                                            Page

PART I       FINANCIAL INFORMATION

   Item 1.   Condensed Consolidated Financial Statements......................3

             Notes to Condensed Consolidated Financial Statements.............6

   Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................10

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk......23

PART II      OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders.............24

   Item 6.   Exhibits and Reports on Form 8-K................................25

             Signatures......................................................26

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements



                           ELANTEC SEMICONDUCTOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                       December 31,
                                                                            -----------------------------------
                                                                                 2000               1999
                                                                            --------------     --------------
       Net revenues                                                               $ 40,712            $15,712
       Cost of revenues                                                             16,202              6,141
                                                                            --------------     --------------
       Gross profit                                                                 24,510              9,571

       Operating expenses:
          Research and development                                                   5,607              2,407
          Marketing, sales, general and administrative                               6,372              3,055
                                                                            --------------     --------------
       Total operating expenses                                                     11,979              5,462
                                                                            --------------     --------------

       Income from operations                                                       12,531              4,109
       Interest and other income, net                                                2,461                130
                                                                            --------------     --------------
       Income before taxes                                                          14,992              4,239
       Provision for income taxes                                                    5,247              1,479
                                                                            --------------     --------------
       Net income                                                                  $ 9,745             $2,760
                                                                            ==============     ==============

       Earnings per share:
            Basic                                                                   $ 0.44             $ 0.15
                                                                            ==============     ==============
            Diluted                                                                 $ 0.37             $ 0.13
                                                                            ==============     ==============

       Shares used in computing per share amounts:
            Basic                                                                   22,027             18,864
                                                                            ==============     ==============
            Diluted                                                                 26,036             22,362
                                                                            ==============     ==============


See accompanying notes to the condensed consolidated financial statements.


                           ELANTEC SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                Dec. 31             Sept. 30
                                                                                2000(1)             2000(2)
                                                                           --------------     --------------
             Assets:
             Current assets:
                Cash and cash equivalents                                        $101,212           $159,531
                Short-term investments                                             71,460              1,023
                Trade receivables                                                  18,573             20,301
                Inventories                                                        13,235              9,552
                Deferred income taxes                                               4,026              4,038
                Prepaid expenses and other current assets                           1,487              7,056
                                                                           --------------     --------------
             Total current assets                                                 209,993            201,501

             Property and equipment, net                                           24,826             21,435
             Other assets                                                             815                820
             Non-current deferred income taxes                                      5,170              5,170
                                                                           --------------     --------------
             Total assets                                                        $240,804           $228,926
                                                                           ==============     ==============

             Liabilities and stockholders' equity:
             Current liabilities:
                Accounts payable and accrued liabilities                          $23,907            $19,605
                Deferred revenue                                                    3,159              3,977
                Current portion of capital lease obligations                        1,206              1,355
                                                                           --------------     --------------
             Total current liabilities                                             28,272             24,937

             Long-term capital lease obligations                                    1,358              1,572
             Other long-term liabilities                                            1,763              1,767

             Stockholders' equity:
                Common stock                                                          223                220
                Additional paid-in capital                                        191,470            190,851
                Deferred stock compensation                                       (4,516)            (4,767)
                Retained earnings                                                  24,131             14,386
                Accumulated other comprehensive loss                                 (23)               (40)
                Treasury stock at cost                                            (1,874)                 --
                                                                           --------------     --------------
             Total stockholders' equity                                           209,411            200,650
                                                                           --------------     --------------

             Total liabilities and stockholders' equity                          $240,804           $228,926
                                                                           ==============     ==============



(1)  Unaudited

(2)  These  amounts  were  derived  from  the  Company's  audited   consolidated
     financial statements at September 30, 2000


See accompanying notes to the condensed consolidated financial statements.

                           ELANTEC SEMICONDUCTOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                    Three months ended
                                                                                       December 31,
                                                                                   2000             1999
                                                                             --------------------------------
      Operating activities
      Net income                                                               $   9,745         $   2,760
      Reconciliation of net income to net cash provided by
         operating activities:
         Depreciation and amortization                                             1,388               765
         Amortization of deferred stock compensation                                 251                 -
         Deferred income taxes                                                        12               800
         Loss on disposition of property and equipment                                64                 -
         Changes in operating assets and liabilities:
             Accounts receivable                                                   1,728            (2,014)
             Inventories                                                          (3,683)             (112)
             Prepaid expenses and other current assets                             5,569                75
             Payables and other accrued liabilities                                4,298               232
             Deferred revenue                                                       (818)               73
                                                                             --------------------------------
      Net cash provided by operating activities                                   18,554             2,579

      Investing activities
      Sale/maturity (purchase) of available for sale investments                 (70,423)           (4,822)
      Purchase of property and equipment                                          (4,837)             (785)
      Increase in other assets                                                        (1)             (624)
                                                                             --------------------------------
      Net cash used in investing activities                                      (75,261)           (6,231)

      Financing activities
      Payments on capital lease obligations                                         (363)             (358)
      Purchase of treasury stock                                                  (1,874)                -
      Proceeds from exercise of stock options and employee stock
      purchase plan                                                                  622               244
                                                                             --------------------------------
      Net cash used in financing activities                                       (1,615)             (114)
                                                                             --------------------------------

      Effect of exchange rate changes on cash                                          3                 1
                                                                             --------------------------------

      Decrease in cash and cash equivalents                                      (58,319)           (3,765)
      Cash and cash equivalents at beginning of period                           159,531            17,459
                                                                             --------------------------------
      Cash and cash equivalents at end of period                                $101,212          $ 13,694
                                                                             ================================


      Supplemental disclosures of cash flow information
      Taxes paid (refunded)                                                     $ (5,500)         $    667
                                                                             ================================
      Interest paid                                                             $     55          $     83
                                                                             ================================
      Unrealized loss on available-for-sale securities                          $     14          $      -
                                                                             ================================


See accompanying notes to the condensed consolidated financial statements.

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and
Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Amended Annual Report on Form 10-K/A for the year ended September 30, 2000.

All share and per share information has been adjusted for the effect of our two-for-one stock split which occurred on April 21, 2000.

Our fiscal year end is the Sunday closest to September 30 and our fiscal quarters end on the Sunday closest to the end of the calendar quarter. For convenience, we have indicated that our quarters end on December 31, March 31, June 30 and September 30.

2. Accounting Change

Effective  October  1, 2000,  the  Company  adopted  SFAS 133,  "Accounting  for
Derivative Instruments and Hedging Activities," as amended. The statement requires that all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS 133 did not result in a transition adjustment at October 1, 2000.

The Company uses derivative instruments, primarily forward exchange contracts, to manage the foreign currency exchange rate risk associated with certain assets and forecasted transactions which are denominated in currencies other than the U.S. Dollar. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions, with the principal currency hedged being the Japanese yen. The Company has not designated any of its forward exchange contracts as hedging instruments under SFAS 133, and therefore the favorable change in fair value of these forward contracts of $0.2 million has been included in interest and other income in the quarter ended December 31, 2000. The fair value of these instruments as of December 31, 2000 was a $0.4 million asset.

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following balances in thousands:


                                      December 31,    September 30,
                                          2000            2000
                                      ------------    ------------
          Raw materials                  $     872       $     971
          Work-in-process                   10,151           6,693
          Finished goods                     2,212           1,888
                                         ---------      ----------
                                         $  13,235       $   9,552
                                         =========      ==========

4. Stockholders' Equity

On December 19, 2000, our Board of Directors authorized a share repurchase program to purchase up to 1,000,000 shares of our common stock in the open market, depending on market conditions and other corporate considerations. During the three months ended December 31, 2000, we repurchased 83,000 shares of our common stock for $1.9 million in connection with our share repurchase program.

5. Earnings per share

Earnings per share (EPS) is computed as basic EPS using the weighted average number of shares of common stock outstanding and diluted EPS using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding from stock options (using the treasury stock method) and shares issuable under our employee stock purchase plan.

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended
                                                                   Dec. 31,
                                                             -------------------
                                                                2000      1999
                                                             ---------  --------
Net income (Numerator):
  Net income, basic and diluted                                $ 9,745   $ 2,760
                                                               =======   =======

Shares (Denominator):
 Weighted average shares of common stock outstanding used in
      computation of basic earnings per share                   22,027    18,864
 Dilutive effect of common stock options                         3,982     3,498
 Dilutive effect of shares issuable under Employee
      Stock Purchase Plan                                           27        --
                                                               -------   -------

 Shares used in computation of diluted earnings per share       26,036    22,362
                                                               =======   =======

Basic earnings per share                                       $  0.44   $  0.15
                                                               =======   =======

Diluted earnings per share                                     $  0.37   $  0.13
                                                               =======   =======

At December 31, 2000, outstanding options to purchase 260,055 shares at exercise prices between $72.81 and $121.75 were excluded from the computation of earnings per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

At December 31, 1999, outstanding options to purchase 22,086 shares at exercise prices of $12.69 were excluded from the computation of earnings per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

6. Comprehensive Income

There were no material differences between comprehensive income and net income for all periods presented.

7. Segment Information

The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives and distributors. The Company's geographic sales, as a percentage of net revenues, were as follows:

                                                 Three Months Ended
                                                    December 31,
                                                -------------------
                                                   2000      1999
                                                --------  ---------

         Domestic                                     43%       26%
         Export:
              Europe                                   5%       10%
              Japan                                   37%       48%
              Other Pacific Rim countries             15%       16%
                                                --------  --------
                                                     100%      100%
                                                --------  --------

The Company's assets located outside the United States are insignificant.

The Company's products are sold to a wide variety of original equipment manufacturers through a direct sales force and to a network of distributors.

Customers comprising 10% or greater of the Company's net revenues are summarized as follows:

                                                       Three months ended
                                                          December 31,
                                                      --------------------
                                                         2000       1999
                                                      ---------- ---------
         Microtek International, Inc. - Japan             34%        37%
         Lucent Technologies                              13%          *
         Solectron                                        13%          *
         Insight Electronics, Inc. - United States          *        11%

* - less than 10%

As of December 31, 2000, Microtek International, Lucent Technologies and Solectron accounted for 31%, 12% and 19%, respectively, of the Company's trade receivables. At September 30, 1999, Microtek International and Insight Electronics accounted for 44% and 11%, respectively, of the Company's trade receivables.

8. Recent Accounting Pronouncements

Revenue Recognition. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We are required to adopt SAB No. 101, as amended, in the fourth quarter of fiscal 2001. Although we have not fully assessed the implications of SAB No. 101, our management currently does not believe that adoption of this bulletin will have a material impact on our consolidated financial position, results of operations or cash flows.

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

The section entitled "Factors Affecting Future Results" and other cautionary language in this Form 10-Q, as well as the various disclosures made by us in our reports filed with the Securities and Exchange Commission, including our 2000 Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations we describe in our forward-looking statements. You are urged to read and carefully consider these disclosures made by us.

Results of Operations - The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.

                                                 Three              Three
                                              Months Ended      Months Ended
                                             Dec. 31, 2000      Dec. 31, 1999
          Net revenues                           100.0%            100.0%
          Cost of revenues                       39.8%              39.1%
          Gross profit                           60.2%              60.9%

          Operating expenses:
             Research and development            13.8%              15.3%
             Marketing, sales, general
             and administrative                  15.7%              19.4%
              Income from operations             30.8%              26.2%
              Income before income taxes         36.8%              27.0%
              Net income                         23.9%              17.6%


Net Revenues. Net revenues were $40.7 million in the first quarter of fiscal 2001, an increase of 159% over net revenues of $15.7 million in the first quarter of fiscal 2000. The increase in net revenues was due to a significant increase in unit shipments of our products when compared to the unit shipments from the first quarter of fiscal 2000. Sales increased in all geographic areas and our focus market segments namely, optical storage, video, communication and power management. Revenue contribution from the communication market increased significantly from a year ago, largely driven by the success of our xDSL products. Revenue from this market segment represented 34% of our net revenues in the first quarter of fiscal 2001 compared to 3% of net revenues in the first quarter of fiscal 2000. Sales from the optical storage market, at 39% of net revenues, remain the largest contributor to our net revenues.

International revenues represented 58% of net revenues, down from 74% of net revenues in the first quarter of fiscal 2000. Revenues from Japan and other Pacific Rim countries increased 109% over the first quarter of fiscal 2000 due to the demand for our optical storage and video products in these territories. However, in the first quarter of fiscal 2001, the demand for some of these products has been affected by a slowdown in personal computer sales.

In the first quarter of fiscal 2001, domestic net revenues increased by $13.2 million from $4.1 million in the first quarter of fiscal 2000. This increase was driven largely by the increase in revenue from our communication market segment. As a percentage of net revenues, domestic net revenues in the first quarter of fiscal 2001 increased from 26% in the first quarter of fiscal 2000 to 42%.

Gross margin. Gross margin was 60.2% for the first quarter of fiscal 2001 compared to 60.9% in the corresponding period in fiscal 2000. Gross margin decreased slightly due to a modest decline in the average selling prices of the company's products. The effect of the decline in average selling prices on gross margin was partially offset by the allocation of fixed manufacturing costs across a higher revenue base and improvements in manufacturing efficiencies and yields.

Research and development expenses. Research and development ("R&D") expenses increased by $3.2 million or 133% for the first quarter of fiscal 2001 as compared to the corresponding period in fiscal 2000. The increase in R&D expenses in the first quarter of fiscal 2001 as compared to the same period of fiscal 2000 was due primarily to higher spending of approximately $2.1 million on new product designs and an increase in staffing and related compensation of approximately $0.9 million particularly for design engineering personnel. As a percentage of net revenues, R&D expenses decreased from 15.3% to 13.8% for the first quarter of 2001 primarily due to higher revenues during the first quarter of fiscal 2001.

Marketing, sales, general and administrative expenses. Marketing, sales, general and administrative ("SG&A") expenses increased by $3.3 million or 109% for the first quarter of fiscal 2001 compared to the corresponding period in fiscal 2000. The increase in SG&A expenses in the first quarter of fiscal 2001 as compared to the same period of fiscal 2000 was due primarily to an increase in staffing and related compensation of $1.9 million, particularly, sales and marketing personnel, higher selling expenses of $1.2 million due to increase in revenue and an increase of $0.2 million in expenses associated with investor relations activities. As a percentage of net revenues, SG&A expenses decreased from 19.4% to 15.7% for the first quarter of 2001 primarily due to higher revenues during the first quarter of fiscal 2001.

Interest and Other Income, net. Interest and other income, net was $2.5 million in the first quarter of fiscal 2001, an increase of $2.3 million over the corresponding period of fiscal 2000. The increase in interest and other income was due primarily to higher levels of cash, cash equivalents and short-term investments, from the proceeds of additional stock issued by us in September 2000.

Provision for income taxes. Our effective tax rate for the first quarter of fiscal 2001 and the first quarter of fiscal 2000 was 35%.

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

We depend upon the continued demand for our products in the communication, video and optical storage markets for a significant portion of our net revenues.

We have derived, and expect to continue to derive, a significant portion of our net revenues from products that we sell in the communications, video and optical storage markets. Therefore, our success depends in part on the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. In addition, although the communications, video and optical storage markets have grown rapidly in the last few years, we cannot be certain that these markets will continue to grow or that a significant slowdown in these markets will not occur. Any downturn in these markets could harm our business and operating results.

The failure to manage and sustain our growth may harm our business.

Our business is growing and our ability to continue to grow successfully requires an effective planning and management process. Since September 30, 1999, we increased our headcount substantially, from 175 employees to 358 at December 31, 2000. Our growth has placed, and the recruitment and integration of additional employees will continue to place, a significant strain on our infrastructure, internal systems and other resources. To manage our growth effectively, we must continue to improve and expand our operational, financial and management information systems in a timely and efficient manner and invest the necessary capital. We cannot assure you that those resources will be available when we need them or that we will have sufficient capital to invest. If we are unable to manage and sustain our growth, our operating results may be harmed.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. For the three months ended December 31, 2000, Microtek International, Inc., Lucent Technologies and
Solectron accounted for 34%, 13% and 13% of our net revenues for that period. The loss of any significant customer coupled with our inability to obtain orders from new customers to compensate for such loss could cause our net revenues to decline, thereby harming our operating results.

We have no long-term purchase commitments with these or any of our other important customers. These customers, therefore, could cease purchasing our products with short notice to us and without significant penalty to our customers. In addition, Microtek is a distributor of our products to various OEMs. Any of these OEMs could choose to reduce or eliminate orders that would reduce our distributors' orders for our products.

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

Semiconductor   design  and   process   methodologies   are   subject  to  rapid
technological change, and require large expenditures for research and development. We incurred research and development expenses of $5.6 million in the first quarter of fiscal 2001 and $2.4 million in the first quarter of fiscal 2000. We expect that our expenses for research and development will continue to increase because we continuously attempt, on a product-by-product basis, to migrate to smaller geometry process technologies. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. While we believe that transitioning our products to smaller geometries will be important for us to remain competitive, we cannot be certain that we can make these transitions successfully and on a cost-effective basis.

Due to our significant level of international sales and the utilization of foreign manufacturers and subcontractors, we are subject to international operational, financial and political risks.

Sales of our products to customers outside the United States have accounted for a significant part of our net revenues. Our net international sales, as a percentage of our net revenues, were 57% for the three months ended December 31, 2000 and 74% for the three months ended December 31, 1999. We expect net international sales, particularly into Japan, Taiwan and Korea, to continue to account for a significant percentage of our net revenues in the future. In addition, we expect to continue to rely on manufacturers and subcontractors located in Taiwan, Malaysia and Thailand. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These include:

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

     - currency exchange rate fluctuations, which could increase the price of our products in local currencies and thereby reduce our revenue from these sales;

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

     -    limit the ability of stockholders to call special meetings of stockholders;
                                       21

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and short-term investments of $172.7 million at December 31, 2000.

Cash and cash equivalents were $101.2 million at December 31, 2000, representing a decrease of $58.3 million from September 30, 2000. This decrease was due to investment in marketable securites with average maturities of more than ninety days of $70.4 million, purchase of treasury stock of $1.9 million, capital expenditures of approximately $4.8 primarily for new process development, assembly and test facilities and payments on capital leases of approximately $0.4 million. These outflows were offset by an increase in cash generated from operations of $18.6 million (including $5.5 million of income tax refund) and proceeds from the exercise of employee stock options of $0.6 million.

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

Our management believes that our current cash and equivalents, short-term investments, borrowing capacity, and cash generated from operations will satisfy our expected working capital and capital expenditure requirements for the next twelve months.

Recent Accounting Pronouncements

Revenue Recognition. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We are required to adopt SAB No. 101, as amended, in the fourth quarter of fiscal 2001. Although we have not fully assessed the implications of SAB No. 101, our management currently does not believe that adoption of this bulletin will have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2000, the fair value of the approximately $71.5 million portfolio would decline by an immaterial amount. We intend to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden short-term change in market interest rates on our securities portfolio.

At December 31, 2000, we had approximately $2.6 million of outstanding obligations under capital lease arrangements. As the lease payments associated with these arrangements do not have variable interest rates, an increase of 10% in short-term interest rates would not have a material impact on our net income or cash flows. We do not hedge any interest rate exposures.

We have not undertaken any specific actions to cover exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We did not purchase or hold any derivative financial instruments for trading purposes.

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

We do not currently enter into foreign exchange forward contracts to hedge balance sheet exposures of our foreign subsidiaries and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in Yen and the British Pound Sterling. If foreign exchange rates were to weaken against the United States dollar immediately and uniformly by 10.0% from the exchange rate at December 31, 2000, the fair value of these foreign currency amounts would decline by an immaterial amount.

At the end of each fiscal month, all foreign currency assets and liabilities are revalued using the month end spot rate and the realized and unrealized gains and losses are recorded and included in net income as a component of interest and other income, net.

PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Stockholders of the Company ("Annual Stockholders Meeting") was held on January 12, 2001, in Milpitas, California. At the Annual Stockholders Meeting the stockholders elected members of the Company's Board of Directors; adopted the 2001 Equity Incentive Plan with 1,050,000 shares of common stock reserved for issuance; approved an increase in the Company's authorized shares of common stock from 50,000,000 to 100,000,000 shares; and ratified the Company's appointment of Deloitte & Touche LLP as independent auditors.

The vote for nominated directors was as follows:

                   Nominee          In Favor       Withheld
          ---------------------  --------------  ------------
          Richard M. Beyer         19,919,716      102,874
          Chuck K. Chan            19,918,836      103,754
          James V. Diller          19,918,796      103,794
          Alan V. King             19,917,996      104,594
          Umesh Padval             19,919,496      103,094

The results of voting for approval of the adoption of the 2001 Equity Incentive Plan with 1,050,000 shares of common stock reserved for issuance were:

                                                           Broker
               For           Against        Abstain      Non-Votes
          --------------  -------------  ------------  -------------
            11,642,538      8,358,903       21,149          --

The results of voting for approval of an amendment to the Certificate of Incorporation to increase the number of authorized shares from 50,000,000 to 100,000,000 shares were:

                                                           Broker
               For           Against        Abstain      Non-Votes
          --------------  -------------  ------------  -------------
            18,651,761      1,361,054        9,775          --


The results of voting for ratification of appointment of Deloitte & Touche LLP as independent auditors for the Company for the next fiscal year were:

                   For                Against           Abstain
           --------------------  ------------------  --------------
               20,011,946              7,145             3,499

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

     Exhibit 3.01 - Registrant's Certificate of Incorporation (incorporated by reference from Exhibit 3(I).01 to the Registrant's Registration Statement on Form S-1, filed on August 24, 1995, as amended (Reg. No. 33-96136)).

     Exhibit 3.02 - Registrant's Certificate of Amendment of its Certificate of Incorporation (incorporated by reference from Exhibit 4.1 to the Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 2000 (Reg. No. 000-026690)).

     Exhibit  3.03  -   Registrant's   Certificate   of  Amendment  to  its
          Certificate of Incorporation.

     Exhibit 3.04 - Registrant's Certificate of Designations (incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form 8-A, filed on September 16, 1998 (Reg. No. 000-026690)).

     Exhibit 3.05 - Registrant's Amended and Restated Bylaws.

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ELANTEC SEMICONDUCTOR, INC.
                                            (Registrant)


Date: February 14, 2001                     By: /s/ Brian McDonald
                                                -------------------------------
                                            Brian McDonald
                                            Chief Financial Officer (duly
                                            authorized officer and
                                            principal financial officer)

                                  EXHIBIT INDEX


Exhibit

Exhibit 3.01 - Registrant's   Certificate  of  Incorporation   (incorporated  by
               reference from Exhibit 3(I).01 to the Registrant's Registration Statement on Form S-1, filed on August 24, 1995, as amended (Reg. No. 33-96136)).

Exhibit 3.02 - Registrant's  Certificate  of  Amendment  of its  Certificate  of
               Incorporation (incorporated by reference from Exhibit 4.1 to the Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 2000 (Reg. No. 000-026690)).

Exhibit 3.03 - Registrant's  Certificate  of  Amendment  to its  Certificate  of
               Incorporation.

Exhibit 3.04 - Registrant's   Certificate  of  Designations   (incorporated   by
               reference from Exhibit 3.2 to the Registrant's Registration Statement on Form 8-A, filed on September 16, 1998 (Reg. No. 000-026690)).

Exhibit 3.05 - Registrant's Amended and Restated Bylaws.