Form 10-Q
period 2001-04-01
ELANTEC SEMICONDUCTOR INC
filed 2001-05-16
CIK 949872

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 000-26690 ELANTEC SEMICONDUCTOR, INC. (Exact Name of Registrant as specified in its charter)

Delaware	77-0408929

(State or other jurisdiction of	( I.R.S. Employer
incorporation or organization)	Identification No.)

675 Trade Zone Boulevard, Milpitas, California	95035

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 945-1323

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 1, 2001, 22,475,843 shares of the Registrant’s Common Stock, $0.01 par value, were issued and outstanding.

2

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELANTEC SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Net revenues	$30,553	$20,020	$71,265	$35,732
Cost of revenues	14,026	7,694	30,228	13,835

Gross profit	16,527	12,326	41,037	21,897

Operating expenses:
Research and development	6,178	3,347	11,785	5,754
Marketing, sales, general and administrative	4,970	3,748	11,342	6,803

Total operating expenses	11,148	7,095	23,127	12,557

Income from operations	5,379	5,231	17,910	9,340
Interest and other income, net	2,278	233	4,739	363

Income before income taxes	7,657	5,464	22,649	9,703
Provision for income taxes	2,680	2,111	7,927	3,590

Net income	$ 4,977	$ 3,353	$14,722	$ 6,113

Earnings per share:
Basic	$ 0.22	$ 0.18	$ 0.66	$ 0.32

Diluted	$ 0.20	$ 0.14	$ 0.57	$ 0.27

Shares used in computing per share amounts:
Basic	22,294	19,144	22,160	19,004

Diluted	25,403	23,386	25,719	22,874

See accompanying notes to the condensed consolidated financial statements. 3

ELANTEC SEMICONDUCTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	Mar. 31 2001(1)	Sept. 30 2000(2)
Assets:
Current assets:
Cash and cash equivalents	$ 129,202	$ 159,531
Short-term investments	45,334	1,023
Accounts receivable	14,226	20,301
Inventories	16,015	9,552
Deferred income taxes	4,000	4,038
Prepaid expenses and other current assets	1,689	7,056

Total current assets	210,466	201,501

Property and equipment, net	29,179	21,435
Other assets, net	790	820
Non-current deferred income taxes	5,170	5,170

Total assets	$ 245,605	$ 228,926

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued liabilities	$ 23,653	$ 19,605
Deferred revenue	3,579	3,977
Current portion of capital lease obligations	1,315	1,355

Total current liabilities	28,547	24,937

Long-term capital lease obligations	880	1,572
Other long-term liabilities	1,759	1,767

Stockholders’ equity:
Common stock	227	220
Additional paid-in capital	193,412	190,851
Deferred stock compensation	(4,265)	(4,767)
Retained earnings	29,108	14,386
Accumulated other comprehensive income (loss)	18	(40)
Treasury stock at cost	(4,081)	—

Total stockholders’ equity	214,419	200,650

Total liabilities and stockholders’ equity	$ 245,605	$ 228,926

(1)	Unaudited

(2)	These amounts were derived from the Company’s audited consolidated financial statements at September 30, 2000.

See accompanying notes to the condensed consolidated financial statements. 4

ELANTEC SEMICONDUCTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six months ended March 31,
	2001	2000
Operating activities
Net income	$ 14,722	$ 6,113
Reconciliation of net income to net cash provided by
operating activities:
Depreciation and amortization	3,154	1,521
Amortization of deferred stock compensation	502	—
Deferred income taxes	38	800
Loss on disposal of property and equipment	53	—
Changes in operating assets and liabilities:
Accounts receivable	6,075	(4,990)
Inventories	(6,463)	(1,374)
Prepaid expenses and other current assets	5,367	(364)
Accounts payable and accrued liabilities	4,040	3,812
Deferred revenue	(398)	388

Net cash provided by operating activities	27,090	5,906

Investing activities
Sale/maturity (purchase) of available for sale investments, net	(44,250)	167
Purchase of property and equipment	(10,939)	(5,374)
Decrease in other assets	18	32

Net cash used in investing activities	(55,171)	(5,175)

Financing activities
Payments on capital lease obligations	(732)	(721)
Purchase of treasury stock	(4,081)	—
Proceeds from exercise of stock options and employee stock
purchase plan	2,568	1,193

Net cash provided by (used in) financing activities	(2,245)	472

Effect of exchange rate changes on cash and cash equivalents	(3)	—

Increase (decrease) in cash and cash equivalents	(30,329)	1,203
Cash and cash equivalents at beginning of period	159,531	17,459

Cash and cash equivalents at end of period	$ 129,202	$ 18,662

Supplemental disclosures of cash flow information
Taxes paid (refunded)	$ (5,500)	$ 2,472

Interest paid	$ 103	$ 159

See accompanying notes to the condensed consolidated financial statements. 5

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Amended Annual Report on Form 10-K/A for the year ended September 30, 2000.

Our fiscal year end is the Sunday closest to September 30 and our fiscal quarters end on the Sunday closest to the end of the calendar quarter. For convenience, we have indicated that our quarters end on December 31, March 31, June 30 and September 30.

2.  Accounting Change

Effective October 1, 2000, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The statement requires that all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS 133 did not result in a transition adjustment at October 1, 2000.

The Company uses derivative instruments, primarily forward exchange contracts, to manage the foreign currency exchange rate risk associated with certain assets and forecasted transactions which are denominated in currencies other than the U.S. Dollar. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions, with the principal currency hedged being the Japanese yen. The Company has not designated any of its forward exchange contracts as hedging instruments under SFAS 133, and therefore the unfavorable change in fair value of these forward exchange contracts of $0.3 million and $0.1 million, respectively, for the three and six month periods ended March 31, 2001 has been charged to interest and other income. The fair value of these instruments as of March 31, 2001 was a $0.1 million asset.

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following balances in thousands:

	March 31, 2001	September 30, 2000
Raw materials	$ 1,154	$ 971
Work-in-process	11,962	6,693
Finished goods	2,899	1,888

	$16,015	$9,552

4.  Stockholders’ Equity

On December 19, 2000, our Board of Directors authorized a share repurchase program to purchase up to 1,000,000 shares of our common stock in the open market, depending on market conditions and other corporate considerations. As of March 31, 2001, we have repurchased 183,000 shares of our common stock for $4.1 million in connection with our share repurchase program.

5.  Earnings per share

Earnings per share (EPS) is computed as basic EPS using the weighted average number of shares of common stock outstanding and diluted EPS using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding from stock options (using the treasury stock method) and shares issuable under our employee stock purchase plan.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Net income (Numerator):
Net income, basic and diluted	$ 4,977	$ 3,353	$14,722	$ 6,113

Shares (Denominator):
Weighted average shares of common stock outstanding used in
computation of basic earnings per share	22,294	19,144	22,160	19,004
Dilutive effect of common stock options	3,095	4,221	3,539	3,860
Dilutive effect of shares issuable under Employee Stock
Purchase Plan	14	21	20	10

Shares used in computation of diluted earnings per share	25,403	23,386	25,719	22,874

Basic earnings per share	$ 0.22	$ 0.18	$ 0.66	$ 0.32

Diluted earnings per share	$ 0.20	$ 0.14	$ 0.57	$ 0.27

7

At March 31, 2001, outstanding options to purchase 1,871,548 shares at exercise prices between $36.00 and $121.75 were excluded from the computation of earnings per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

At March 31, 2000, outstanding options to purchase 15,912 shares at exercise prices of $29.75 and $41.38 were excluded from the computation of earnings per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

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

7.  Segment Information

The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives and distributors. The Company’s geographic sales, as a percentage of net revenues, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Domestic	46%	30%	44%	28%
Export:
Europe	8%	11%	6%	11%
Japan	20%	33%	30%	40%
Other Pacific Rim Countries	26%	26%	20%	21%

	100%	100%	100%	100%

The Company’s assets located outside the United States are insignificant.

The Company’s products are sold to a wide variety of original equipment manufacturers through a direct sales force and to a network of distributors.

Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2001	2000	2001	2000
Solectron - United States	23%	*	18%	*
Microtek International, Inc. - Japan	16%	29%	26%	33%
Samsung - Korea	14%	*	10%	*
Lucent Technologies	*	*	11%	*
Insight Electronics, Inc. - United States	*	10%	*	10%

*	less than 10%

8

As of March 31, 2001, Solectron, Microtek International and Lucent Technologies accounted for 27%, 17% and 13%, respectively, of the Company’s accounts receivable. At September 30, 2000, Microtek International and Samsung Electronics accounted for 32% and 13%, respectively, of the Company’s accounts receivable.

8.  Recent Accounting Pronouncements

Revenue Recognition. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We are required to adopt SAB No. 101, as amended, in the fourth quarter of fiscal 2001. Although we have not fully assessed the implications of SAB No. 101, our management currently does not believe that adoption of this bulletin will have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” or “continue” and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.

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

The section entitled “Factors Affecting Future Results” and other cautionary language in this Form 10-Q, as well as the various disclosures made by us in our reports filed with the Securities and Exchange Commission, including our 2000 Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations we describe in our forward-looking statements. You are urged to read and carefully consider these disclosures made by us.

Results of Operations — The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.

	Three Months Ended Mar. 31, 2001	Three Months Ended Mar. 31, 2000	Six Months Ended Mar. 31, 2001	Six Months Ended Mar. 31, 2000
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.9%	38.4%	42.4%	38.7%
Gross profit	54.1%	61.6%	57.6%	61.3%

Operating expenses:
Research and development	20.2%	16.7%	16.5%	16.1%
Marketing, sales, general
and administrative	16.3%	18.7%	15.9%	19.0%
Income from operations	17.6%	26.1%	25.1%	26.1%
Income before income taxes	25.1%	27.3%	31.8%	27.2%
Net income	16.3%	16.7%	20.7%	17.1%

Net Revenues. Net revenues were $30.6 million in the second quarter of fiscal 2001, an increase of 53% over net revenues of $20.0 million in the second quarter of fiscal 2000. The increase in net revenues was driven by strong growth in our communications market segment, which was largely driven by the success of our xDSL products. Revenue from this market segment represented 43% of our net revenues in the second quarter of fiscal 2001 compared to 10% of net revenues in the second quarter of fiscal 2000. As a percentage of net revenues, sales from our video and optical storage market segments decreased to 35% and 19% in the second quarter of fiscal 2001 from 48% and 34% respectively, in the same period of fiscal 2000. Our business in the optical storage and video market segments were adversely affected by the slow down in demand for personal computers. Our power management product line, which is still in its early stages, did not contribute significantly to our net revenues. Sales from this market segment represented 1% of our net revenues, down from 2% of net revenues in the second quarter of fiscal 2000.

Geographically, in the second quarter of fiscal 2001, sales increased in North America and Asia Pacific (other than Japan) when compared to the second quarter of fiscal 2000, due to increased demand for our communications products. Sales in Japan and Europe remained relatively flat. International revenues represented 54% of net revenues, down from 70% of net revenues in the second quarter of fiscal 2000, while domestic net revenues in the second quarter of fiscal 2001 increased from 30% in the second quarter of fiscal 2000 to 46%.

For the first six months of fiscal 2001, net revenue was $71.3 million, an increase of 99% from the $35.7 million reported in the corresponding period of fiscal 2000. This increase over the prior year was driven largely by strong growth in our communications market segment. Sales increased in all geographic areas, especially in North America.

Gross margin. Gross margin was 54.1% and 57.6% for the second quarter and first six months of fiscal 2001, respectively, compared to 61.6% and 61.3% in the corresponding periods in fiscal 2000. Over the past several quarters we have substantially increased our manufacturing capacity by adding manufacturing personnel, capital equipment and leasehold improvements to support higher levels of revenue. Net revenues in the second quarter of fiscal 2001, while significantly higher than in the same period in fiscal 2000, decreased 25% from net revenues in the first quarter of fiscal 2001. The decrease in gross margin as a percentage of net revenues was due primarily to the absorption of higher fixed costs over a lower revenue base.

Research and development expenses. Research and development expenses (“R&D”) increased by $2.8 million, or 84.6%, and $6.0 million, or 104.8%, for the second quarter and first six months of fiscal 2001, respectively, as compared to the corresponding periods in fiscal 2000. The increase in R&D expenses in the second quarter and first six months of fiscal 2001, as compared to the same periods of fiscal 2000, was due primarily to an increase in staffing and related compensation of $1.3 million and $2.2 million respectively, particularly related to the hiring of additional design engineering personnel, and higher spending of $0.7 million and $3.2 million respectively, on new product development. As a percentage of net revenues, R&D expenses increased from 16.7% to 20.2% for the second quarter of 2001 and from 16.1% to 16.5% for the first six months of fiscal 2001.

Marketing, sales, general and administrative expenses. Marketing, sales, general and administrative (“SG&A”) expenses increased by $1.2 million or 32.6% and $4.5 million or 66.7% for the second quarter and first six months of fiscal 2001, respectively, compared to the corresponding periods in fiscal 2000. The increase in SG&A expenses in the second quarter and first six months of fiscal 2001 as compared to the same period of fiscal 2000 was due primarily to an increase in staffing and related compensation of $0.8 million and $2.4 million respectively, particularly related to the hiring of additional sales and marketing personnel, as well as higher selling expenses of $0.4 million and $2.1 million respectively, due to an increase in revenue. As a percentage of net revenues, SG&A expenses decreased from 18.7% to 16.3% for the second quarter of 2001 and from 19.0% to 15.9% for the first six months of fiscal 2001 primarily due to higher revenues in the second quarter and first six months of fiscal 2001.

Interest and Other Income, net. Interest and other income, net was $2.3 million and $4.7 million in the second quarter and first six months of fiscal 2001, respectively, an increase of $2.0 million and $4.4 million over the corresponding periods of fiscal 2000. The increase in interest and other income was due primarily to higher levels of cash, cash equivalents and short-term investments, from the proceeds of additional stock issued by us in September 2000.

Provision for Income Taxes. Our effective tax rate for the first six months of fiscal 2001 is 35% compared to 37% in the same period of fiscal 2000.

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

Our operating results are subject to significant variation due to the cyclical nature of the semiconductor industry. The semiconductor industry is currently experiencing a downturn that is adversely affecting our operating results. Our net revenues for the quarter ended March 31, 2001 decreased 25% from the quarter ended December 31, 2000. Our net income decreased from $9.7 million in the first quarter of fiscal 2001 to $5.0 million in the second quarter of fiscal 2001. Our business depends upon the current and anticipated market demand for analog semiconductors and products using analog semiconductors. Prolonged downturns in the semiconductor industry will likely lead to proportionately greater downturns in our net income or we may incur net losses.

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our net revenues and operating results to fluctuate from period to period include:

—	shifts in demand for, and average selling prices of, our products;

12

—	the reduction, rescheduling or cancellation of orders by our customers;

—	the timing and success of product introductions and new technologies by our competitors and us;

—	the quantities of our products which we or third parties can manufacture and deliver in a quarter;

—	the timing of our investments in research and development;

—	the timing and provision of pricing protections and returns from our customers;

—	competitive pressures on selling prices;

—	the length of our sales cycle;

—	availability of manufacturing capacity for our products;

—	fluctuations in manufacturing yields; and

—	changes in product mix.

As a result of these factors our operating results may vary widely. We believe that period-to-period comparisons of our net revenues and operating results are not necessarily meaningful and, should not be relied upon as indications of future performance.

We depend upon the continued demand for our products in the communication, video and optical storage markets for a significant portion of our net revenues.

We have derived, and expect to continue to derive, a significant portion of our net revenues from products that we sell in the communications, video and optical storage markets. Therefore, our success depends in part on the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. In addition, although the communications, video and optical storage markets have grown rapidly in the last few years, we have recently experienced a slowdown in these markets and cannot be certain that these markets will return to growth in the future. A prolonged downturn in these markets could harm our business and operating results.

The failure to manage and sustain our growth may harm our business.

Our ability to continue to grow successfully requires an effective planning and management process. Since September 30, 1999, we increased our headcount substantially, from 175 employees to 374 at March 31, 2001. Our growth has placed, and the recruitment and integration of additional employees will continue to place, a significant strain on our infrastructure, internal systems and other resources. To manage our growth effectively, we must continue to improve and expand our operational, financial and management information systems in a timely and efficient manner and invest the necessary capital. We cannot assure you that those resources will be available when we need them or that we will have sufficient capital to invest. If we are unable to manage and sustain our growth, our operating results may be harmed.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. For the three and six months ended March 31, 2001, Solectron, Microtek International, Inc., Samsung and Lucent Technologies accounted for 23%, 16%, 14%, 0% and 18%, 26%, 10%, 11% respectively, of our net revenues for those periods. The loss of any significant customer coupled with our inability to obtain orders from new customers to compensate for such loss could cause our net revenues to decline, thereby harming our operating results.

We have no long-term purchase commitments with these or any of our other important customers. These customers, therefore, could cease purchasing our products with short notice to us and without significant penalty to our customers. In addition, Microtek is a distributor of our products to various OEMs. Any of these OEMs could choose to reduce or eliminate orders that would reduce our distributors’ orders for our products.

We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our net revenues. Due to these factors, the following may reduce our operating results:

—	reduction, delay or cancellation of orders from one or more of our significant distributors or OEMs;

—	development by one or more of our significant distributors or end-user customers of other sources of supply;

—	selection by one or more of our significant OEMs of devices manufactured by one or more of our competitors for inclusion in future product generations;

—	sales of competing products by our distributors; or

—	failure of one of our significant customers to make timely payment of our invoices.

We must achieve new design wins, and these design wins must translate into customer purchases.

Our success depends in part upon achieving design wins for our products with current and future customers. Design wins are indications by existing and potential customers that they intend to incorporate our products into their new product designs. To achieve design wins, we must continually increase the performance levels of our products, keep pace with evolving industry standards and introduce new products in a timely manner. If we fail to achieve design wins, we may lose potential sales opportunities. However, customer decisions to use our products can often require significant expenditures by us without any assurance of success. Design wins also do not necessarily result in purchase orders for our products. In addition, it could take up to several months before a design win translates into a purchase order, if at all. The value of any design win, moreover, will largely depend upon the commercial success of our customer’s product and on the extent to which the design of the customer’s electronic system accommodates components manufactured by our competitors.

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

We operate in an industry that is characterized by rapidly changing technology, frequent product introductions, product obsolescence, and ongoing demands for greater performance and functionality. We, therefore, must continually design, develop and introduce on a timely basis new products with improved features to retain and attract customers and be competitive. Successful product development and introduction on a timely basis requires that we:

—	design innovative and performance-enhancing features that differentiate our products from those of our competitors;

—	transition our products to new manufacturing technologies;

—	identify emerging technological trends in our target markets, including new standards for our products;

—	accurately identify and design new products to meet market needs;

—	bring products to market on a timely basis at competitive prices and maintain effective marketing strategies;

—	maintain a high level of investment in research and development;

—	respond effectively to technological changes or product announcements by others; and

—	adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully.

We cannot assure you that we will be able to meet the design and market introduction schedules for our new products or enhancements to our existing products or that these products will achieve market acceptance.

In order to remain competitive in the analog semiconductor industry, we must develop and introduce new semiconductor design and process technologies on a timely basis.

Our future success depends upon our ability to:

—	design and develop products that utilize new process technologies;

—	secure the availability of our new process technologies from our foundry;

—	introduce new process technologies to the marketplace earlier than our competitors do; and

—	transfer our product design to multiple foundries efficiently.

15

Semiconductor design and process methodologies are subject to rapid technological change, and require large expenditures for research and development. We incurred research and development expenses of $6.2 million and $11.8 million in the three and six month periods ended March 31, 2001, respectively, and $3.3 million and $5.8 million in the three and six month periods ended March 31, 2000, respectively. We expect that our expenses for research and development will continue to increase because we continuously attempt, on a product-by-product basis, to migrate to smaller geometry process technologies. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. While we believe that transitioning our products to smaller geometries will be important for us to remain competitive, we cannot be certain that we can make these transitions successfully and on a cost-effective basis.

Due to our significant level of international sales and the utilization of foreign manufacturers and subcontractors, we are subject to international operational, financial and political risks.

Sales of our products to customers outside the United States have accounted for a significant part of our net revenues. Our net international sales, as a percentage of our net revenues, were 54% and 56% for the three and six months ended March 31, 2001 and 70% and 72% for the three and six months ended March 31, 2000. We expect net international sales, particularly into Japan, Taiwan and Korea, to continue to account for a significant percentage of our net revenues in the future. In addition, we expect to continue to rely on manufacturers and subcontractors located in Taiwan, Malaysia and Thailand. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These include:

—	compliance with a wide variety of foreign laws and regulations;

—	changes in laws and regulations relating to the import or export of semiconductor products;

—	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

—	political and economic instability in or foreign conflicts involving the countries of our customers, manufacturers and subcontractors causing delays or reductions in orders for our products;

—	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

—	difficulties in staffing and managing personnel, distributors and representatives in foreign countries;

—	reduced protection for intellectual property rights in some countries, particularly in Asia;

—	currency exchange rate fluctuations, which could increase the price of our products in local currencies and thereby reduce our revenue from these sales;

—	seasonal fluctuations in purchasing patterns in other countries; and

—	fluctuations in freight rates and transportation disruptions.

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

We depend on a limited number of third party foundries for the production of most of our products. In particular, Agere Systems Inc. (formerly Lucent Technologies) manufactures all of our junction isolation bipolar wafers, and American Microsystems, Inc. and UMC manufacture all of our complementary metal-oxide-semiconductor wafers. In addition, another foundry provides poly deposition on all of our dielectric isolation wafers and silicon-on-insulator wafers. Furthermore, there are very few foundries that have the capability to produce dielectric isolation wafers or silicon-on-insulator wafers. Our dependence on third parties to fabricate our products has significant risks that could potentially harm our operating results, including:

—	We have no long-term contracts with any foundry and we do not have a guaranteed level of production capacity at any foundry. The ability of each foundry to provide wafers to us is limited by its available capacity and our foundry suppliers could provide that limited capacity to its other customers. In addition, our foundry suppliers could reduce or even eliminate the capacity allocated to us on short notice. Moreover, such a reduction or elimination is possible even after we have submitted a purchase order.

—	To obtain foundry capacity, we may be forced to enter into equity and debt financing arrangements. These arrangements could result in the dilution of our earnings or in the ownership of our stockholders.

—	We provide the foundries with rolling forecasts of our production requirements, however, our forecasts of production requirements may prove to be inaccurate.

—	We have limited control over product delivery schedules, and we may not receive products within the time frames and in the volumes required by our customers.

—	We could face delays in obtaining, or we might not be able to obtain, access to foundries with key fabrication process technologies, such as the fabrication process necessary to manufacture dielectric isolation wafers and silicon-on-insulator wafers.

—	We have limited control over quality assurance and production costs.

—	We have limited control over manufacturing yields and our foundries occasionally experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the design, installation and initiation of new process technologies.

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

We rely on a limited number of packaging subcontractors with whom we do not have long-term contracts. In general, the wafers we manufacture at our fabrication facilities and the wafers we purchase from our outside foundries are tested at our facilities. The wafers are then sent to our packaging subcontractors for packaging and assembly. Our reliance on these subcontractors involves significant risks, including a lack of adequate capacity, the possibility that necessary process technologies will be eliminated and reduced control over quality and delivery schedules. These independent subcontractors may discontinue doing business with us for a variety of reasons. As a result, we may experience product delivery and quality assurance problems, which in turn may harm our reputation and operating results.

If our products contain defects or fail to achieve industry reliability standards, our reputation may be harmed, and we may incur significant unexpected expenses and lose sales opportunities.

Our products have in the past contained, and may in the future contain, undetected errors or defects. Any similar problem in the future may:

—	cause delays in product introductions and shipments;

—	result in increased costs and diversion of development resources;

—	cause us to incur increased charges due to obsolete or unusable inventory;

18

—	require design modifications; or

—	decrease market acceptance or customer satisfaction with these products, which could result in product returns.

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

Earthquakes, other natural disasters and “rolling blackouts” may damage our facilities or those foundries and others on which we depend.

Our corporate headquarters and internal foundry are located in California near major earthquake faults which have experienced earthquakes in the past. In addition, some of the foundries, suppliers and other third parties upon which we rely are located near fault lines. An earthquake or other natural disaster near one or more of the facilities of third parties upon which we rely, like the earthquake in Taiwan in September 1999, could disrupt the operations of those parties. Additionally, the loss of power, such as the temporary loss of power caused by the “rolling blackouts” experienced by us at our facility in Northern California, could disrupt our operations. None of these disruptions would be covered by insurance and thus, the supply of our products could be limited and our business could be hampered.

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

Our success depends in part on our ability to protect our intellectual property rights covering our products and technologies. We rely on a combination of patent, copyright, trademark, trade secret laws and confidentiality procedures to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries, and the enforcement of those laws, do not protect proprietary rights to as great an extent as do the laws of the United States. We also cannot assure you that:

—	our means of protecting our proprietary rights will be adequate;

19

—	patents will be issued from our currently pending or future applications;

—	our existing patents or any new patents will be sufficient in scope or strength to provide any meaningful protection or commercial advantage to us;

—	any patent or registered trademark owned by us will not be invalidated, circumvented or challenged in the United States or foreign countries; or

—	others will not misappropriate our proprietary technologies or independently develop similar technology, duplicate our products or design around any patent issued to us or other intellectual property rights of ours.

In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights to establish the validity of our proprietary rights. This litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

We may from time to time be subject to claims of infringement of other parties’ proprietary rights or to claims that our intellectual property rights are invalid, which could result in significant expense and loss of intellectual property rights.

From time to time we have received and may receive in the future claims that we are infringing third parties’ intellectual property rights or claims that our trademarks, patents or other intellectual property rights are invalid. The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. The resolution of any claims of this nature, with or without merit, could be time consuming, result in costly litigation or cause product shipment delays. In the event of an adverse ruling, we might be required to discontinue the use of certain processes, cease the manufacture and sale of infringing products, expend significant resources to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any intellectual property could harm our business.

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

The market for securities of technology companies in general, and of companies in the semiconductor industry including us in particular, has been highly volatile. It is likely that the trading price of our common stock will continue to fluctuate in the future. Factors affecting the trading price of our common stock include:

—	responses to fluctuations in our operating results;

—	announcements of technological innovations, new products or product enhancements, joint ventures or significant agreements by us or our competitors;

—	our sales of common stock or other securities in the future;

—	general conditions in the video, optical storage, communications and power management markets; and

—	changes in financial estimates or recommendations by market analysts regarding us and our competitors.

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

Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our company or changes in our management that you may deem advantageous. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions:

—	authorize the issuance of “blank check“preferred stock, which is preferred stock that our board of directors can create and issue without prior stockholder approval with rights senior to those of common stock;

—	limit the ability of stockholders to call special meetings of stockholders;

—	prohibit cumulative voting in the election of directors, which would allow less than a majority of stockholders to elect director candidates; and

—	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

In addition, our board of directors declared a dividend of one preferred share purchase right for each share of our common stock outstanding, subject to limitations stated in the stockholder rights plan. These rights may delay, defer or prevent a change of control of our company.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and short-term investments of $174.5 million at March 31, 2001.

Cash and cash equivalents were $129.2 million at March 31, 2001, representing a decrease of $30.3 million from September 30, 2000. This decrease was due to net investment in marketable securities with average maturities of more than ninety days of $44.3 million, purchase of treasury stock of $4.1 million, capital expenditures of approximately $10.9 million primarily for new process development, assembly and test facilities and payments on capital leases of approximately $0.7 million. These outflows were offset by an increase in cash generated from operations of $27.1 million and proceeds from the exercise of employee stock options and employee stock purchase plan of $2.6 million.

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

Our management believes that our current cash and equivalents, short-term investments and cash generated from operations will satisfy our expected working capital and capital expenditure requirements for the next twelve months.

Recent Accounting Pronouncements

Revenue Recognition. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We are required to adopt SAB No. 101, as amended, in the fourth quarter of fiscal 2001. Although we have not fully assessed the implications of SAB No. 101, our management currently does not believe that adoption of this bulletin will have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2001, the fair value of the approximately $45.3 million portfolio would decline by an immaterial amount.

At March 31, 2001, we had approximately $2.2 million of outstanding obligations under capital lease arrangements. As the lease payments associated with these arrangements do not have variable interest rates, an increase of 10% in short-term interest rates would not have a material impact on our net income or cash flows. We do not hedge any interest rate exposures.

We have not undertaken any specific actions to cover exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We did not purchase or hold any derivative financial instruments for trading purposes.

Foreign Currency Exchange Risk. The Japanese Yen and the British Pound Sterling are the functional currency of our subsidiaries in Japan and the United Kingdom, respectively. We denominate certain sales transactions in Japanese Yen. We have established a foreign currency-hedging program, utilizing foreign currency forward exchange contracts, or forward contracts of various durations to hedge trade receivables denominated in Japanese Yen. Under this program, gains and losses on the forward contracts mitigate the risk of material foreign currency transaction gains and losses and offset increases or decreases in our foreign currency receivables. We do not use forward contracts for trading purposes. We believe that the use of foreign currency financial instruments should reduce the risks that arise from conducting business in international markets.

We do not currently enter into foreign exchange forward contracts to hedge balance sheet exposures of our foreign subsidiaries and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in Yen and the British Pound Sterling. If foreign exchange rates were to weaken against the United States dollar immediately and uniformly by 10.0% from the exchange rate at March 31, 2001, the fair value of these foreign currency amounts would decline by an immaterial amount.

At the end of each fiscal month, all foreign currency assets and liabilities are revalued using the month end spot rate and the realized and unrealized gains and losses are recorded and included in net income as a component of interest and other income, net.

PART II — OTHER INFORMATION

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Stockholders of the Company (“Annual Stockholders Meeting”) was held on January 12, 2001, in Milpitas, California. At the Annual Stockholders Meeting the stockholders elected members of the Company’s Board of Directors, adopted the 2001 Equity Incentive Plan with 1,050,000 shares of common stock reserved for issuance, approved an increase in the Company’s authorized shares of common stock from 50,000,000 to 100,000,000 shares; and ratified the Company’s appointment of Deloitte & Touche LLP as independent auditors.

The vote for nominated directors was as follows:

Nominee	In Favor	Withheld
Richard M. Beyer	19,919,716	102,874
Chuck K. Chan	19,918,836	103,754
James V. Diller	19,918,796	103,794
Alan V. King	19,917,996	104,594
Umesh Padval	19,919,496	103,094

The results of voting for approval of the adoption of the 2001 Equity Incentive Plan with 1,050,000 shares of common stock reserved for issuance were:

For	Against	Abstain	Broker Non-Votes
11,642,538	8,358,903	21,149	—

The results of voting for approval of an amendment to the Certificate of Incorporation to increase the number of authorized shares from 50,000,000 to 100,000,000 shares were:

For	Against	Abstain	Broker Non-Votes
18,651,761	1,361,054	9,775	—

The results of voting for ratification of appointment of Deloitte & Touche LLP as independent auditors for the Company for the next fiscal year were:

For	Against	Abstain	Broker Non-Votes
20,011,946	7,145	3,499	—

25

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit 10.17 —	Form of Company’s 2001 Equity Incentive Plan, as amended (incorporated by reference from Exhibit 4.02 to the Company’s Registration Statement on Form S-8 filed on February 26, 2001 (File No. 333-56206)).

Exhibit 10.18 —	Executive Change in Control Severance Benefits Agreement for Richard M. Beyer, President & CEO.

Exhibit 10.19 —	Form of Executive Change in Control Severance Benefits Agreement for Executive Officers.

(b)	Reports on Form 8—K:

None.

26

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELANTEC SEMICONDUCTOR, INC. (Registrant)
Date: May 15, 2001	By: /s/ Brian McDonald —————————————— Brian McDonald Chief Financial Officer (duly authorized officer and principal financial officer)

27

EXHIBIT INDEX Exhibit

Exhibit 10.17	—	Form of Company’s 2001 Equity Incentive Plan, as amended (incorporated by reference from Exhibit 4.02 to the Company’s Registration Statement on Form S-8 filed on February 26, 2001 (File No. 333-56206)).

Exhibit 10.18	—	Executive Change in Control Severance Benefits Agreement for Richard M. Beyer, President & CEO.

Exhibit 10.19	—	Form of Executive Change in Control Severance Benefits Agreement for Executive Officers.

28