Form 10-Q
period 2001-07-01
ELANTEC SEMICONDUCTOR INC
filed 2001-08-15
CIK 949872

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _______

Commission File No. 000-26690

ELANTEC SEMICONDUCTOR, INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0408929 (I.R.S. Employer Identification No.)

675 Trade Zone Boulevard, Milpitas, California (Address of principal executive offices)	95035 (Zip Code)

Registrant’s telephone number, including area code: (408) 945-1323

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X      No ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of July 29, 2001, 22,638,073 shares of the Registrant’s Common Stock, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	3

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	26

PART II	OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	27

Item 6	Exhibits and Reports on Form 8-K	27

	Signatures	28
2

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELANTEC SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000

Net revenues	$ 20,513	$28,622	$91,778	$64,354
Cost of revenues	10,149	11,151	40,377	24,986
Cost of revenues — inventory write-down	1,489	–	1,489	–

Gross profit	8,875	17,471	49,912	39,368

Operating expenses:
Research and development	5,287	4,507	17,072	10,261
Marketing, sales, general and administrative	4,230	4,184	15,572	10,987
Unusual charges	1,441	–	1,441	–

Total operating expenses	10,958	8,691	34,085	21,248

Income (loss) from operations	(2,083)	8,780	15,827	18,120
Interest and other income, net	2,174	377	6,913	740

Income before income taxes	91	9,157	22,740	18,860
Provision for income taxes	27	3,383	7,954	6,973

Net income	$ 64	$ 5,774	$14,786	$11,887

Earnings per share:
Basic	$ 0.00	$ 0.29	$ 0.66	$ 0.62

Diluted	$ 0.00	$ 0.24	$ 0.58	$ 0.51

Shares used in computing per share amounts:
Basic	22,419	19,575	22,247	19,194

Diluted	25,255	23,849	25,565	23,199

See accompanying notes to the condensed consolidated financial statements. 3

ELANTEC SEMICONDUCTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	June 30 2001(1)	Sept. 30 2000(2)

Assets:
Current assets:
Cash and cash equivalents	$ 140,747	$ 159,531
Short-term investments	38,275	1,023
Accounts receivable	6,651	20,301
Inventories	15,753	9,552
Deferred income taxes	4,003	4,038
Prepaid expenses and other current assets	1,922	7,056

Total current assets	207,351	201,501

Property and equipment, net	29,166	21,435
Other assets, net	1,293	820
Non-current deferred income taxes	5,170	5,170

Total assets	$ 242,980	$ 228,926

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued liabilities	$ 21,246	$ 19,605
Deferred revenue	2,934	3,977
Current portion of capital lease obligations	1,060	1,355

Total current liabilities	25,240	24,937

Long-term capital lease obligations	625	1,572
Other long-term liabilities	1,753	1,767

Stockholders’ equity:
Common stock	228	220
Additional paid-in capital	194,041	190,851
Deferred stock compensation	(4,014)	(4,767)
Retained earnings	29,172	14,386
Accumulated other comprehensive income (loss)	16	(40)
Treasury stock at cost	(4,081)	–

Total stockholders’ equity	215,362	200,650

Total liabilities and stockholders’ equity	$ 242,980	$ 228,926

(1)	Unaudited

(2)	These amounts were derived from the Company’s audited consolidated financial statements at September 30, 2000.

See accompanying notes to the condensed consolidated financial statements. 4

ELANTEC SEMICONDUCTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine months ended June 30,
	2001	2000

Operating activities
Net income	$ 14,786	$ 11,887
Reconciliation of net income to net cash provided by
operating activities:
Depreciation and amortization	4,758	2,218
Inventory write-down	1,489	–
Asset impairment	1,209	–
Amortization of deferred stock compensation	753	–
Deferred income taxes	35	800
Gain on disposal of property and equipment	(194)	–
Changes in operating assets and liabilities:
Accounts receivable	13,650	(9,826)
Inventories	(7,690)	(4,321)
Prepaid expenses and other current assets	5,134	(170)
Accounts payable and accrued liabilities	1,627	11,003
Deferred revenue	(1,043)	913

Net cash provided by operating activities	34,514	12,504

Investing activities
Sale/maturity (purchase) of available for sale investments, net	(37,182)	169
Purchase of property and equipment	(13,486)	(10,021)
Decrease in other assets	(491)	(2)

Net cash used in investing activities	(51,159)	(9,854)

Financing activities
Payments on capital lease obligations	(1,242)	(1,056)
Purchase of treasury stock	(4,081)	–
Proceeds from exercise of stock options and employee stock
purchase plan	3,198	1,989

Net cash provided by (used in) financing activities	(2,125)	933

Effect of exchange rate changes on cash and cash equivalents	(14)	–

Increase (decrease) in cash and cash equivalents	(18,784)	3,583
Cash and cash equivalents at beginning of period	159,531	17,459

Cash and cash equivalents at end of period	$ 140,747	$ 21,042

Supplemental disclosures of cash flow information
Taxes paid (refunded)	$ (5,500)	$ 4,958

Interest paid	$ 141	$ 227

See accompanying notes to the condensed consolidated financial statements. 5

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Amended Annual Report on Form 10-K/A for the year ended September 30, 2000.

Our fiscal year end is the Sunday closest to September 30 and our fiscal quarters end on the Sunday closest to the end of the calendar quarter. For convenience, we have indicated that our quarters end on December 31, March 31, June 30 and September 30.

2. Accounting Change

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The statement requires that all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS 133 did not result in a transition adjustment at October 1, 2000.

The Company uses derivative instruments, primarily forward exchange contracts, to manage the foreign currency exchange rate risk associated with certain assets and forecasted transactions which are denominated in currencies other than the U.S. Dollar. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions, with the principal currency hedged being the Japanese yen. The Company has not designated any of its forward exchange contracts as hedging instruments under SFAS 133, and therefore the unfavorable change in fair value of these forward exchange contracts of $201,000 for the nine month period ended June 30, 2001 has been charged to interest and other income. The fair value of these instruments as of June 30, 2001 was $112,000.

3. Inventories

Inventories consist of the following balances in thousands:

	June 30, 2001	September 30, 2000

Raw materials	$ 1,199	$ 971
Work-in-process	11,052	6,693
Finished goods	3,502	1,888

	$15,753	$9,552

4. Stockholders’ Equity

On December 19, 2000, our Board of Directors authorized a share repurchase program to purchase up to 1,000,000 shares of our common stock in the open market, depending on market conditions and other corporate considerations. As of June 30, 2001, we have repurchased 183,000 shares of our common stock for $4.1 million in connection with our share repurchase program.

5. Earnings per share

Earnings per share (EPS) is computed as basic EPS using the weighted average number of shares of common stock outstanding and diluted EPS using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding from stock options (using the treasury stock method) and shares issuable under our employee stock purchase plan.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000

Net income (numerator):
Net income, basic and diluted	$ 64	$ 5,774	$14,786	$11,887

Shares (denominator):
Weighted average shares of common stock outstanding used in
computation of basic earnings per share	22,419	19,575	22,247	19,194
Dilutive effect of common stock options	2,815	4,238	3,298	3,986
Dilutive effect of shares issuable under Employee Stock
Purchase Plan	21	36	20	19

Shares used in computation of diluted earnings per share	25,255	23,849	25,565	23,199

Basic earnings per share	$ 0.00	$ 0.29	$ 0.66	$ 0.62

Diluted earnings per share	$ 0.00	$ 0.24	$ 0.58	$ 0.51

7

At June 30, 2001, outstanding options to purchase 2,397,966 shares at exercise prices between $30.37 and $121.75 were excluded from the computation of earnings per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

At June 30, 2000, outstanding options to purchase 7,385 shares at exercise prices between $47.50 and $75.63 were excluded from the computation of earnings per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

6. Comprehensive Income

There were no material differences between comprehensive income and net income for all periods presented.

7. Segment Information

The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives and distributors. The Company’s geographic revenues, as a percentage of net revenues, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
Domestic	32%	24%	41%	26%
Export:
Europe	9%	10%	7%	10%
Japan	29%	33%	29%	37%
Other Pacific Rim Countries	30%	33%	23%	27%

	100%	100%	100%	100%

The Company’s assets located outside the United States are not material.

The Company’s products are sold to a wide variety of original equipment manufacturers through a direct sales force and to a network of distributors.

Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2001	2000	2001	2000

Microtek International, Inc. — Japan	21%	26%	25%	29%
Samsung — Korea	11%	13%	10%	10%
Lucent Technologies	11%	*	11%	*
Solectron — United States	*	*	15%	*
Insight Electronics, Inc. — United States	*	*	*	10%

* less than 10% 8

As of June 30, 2001, Microtek International and Samsung accounted for 36% and 13%, respectively, of the Company’s accounts receivable. At September 30, 2000, Microtek International and Samsung Electronics accounted for 32% and 13%, respectively, of the Company’s accounts receivable.

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

Business Combinations, Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will not be amortized, but will rather be tested at least annually for impairment. The Company is required to adopt SFAS 142 no later than for its fiscal year beginning September 30, 2002. The Company did not carry any goodwill or other intangibles on its balance sheet as of June 30, 2001 and accordingly does not expect the adoption to have a material impact on its financial statements.

9. Unusual Charges

On June 5, 2001, the Company announced that a continued softness in its communications business has led to a significant reduction in the demand on its internal fabrication facility, sort and test operations. During the several quarters preceding the announcement, the Company had expanded its internal fabrication facility, sort and test operations in response to forecast of significant revenue growth in its communications business. However, lately, the Company has experienced significant customer push-outs of delivery dates and cancellations in the communications business. Due to these customer actions, the Company was left in a position of significant excess inventory, which based on current demand, will not be consumed during the products life cycle.

The Company, in response to the current market situation took certain actions to restructure its manufacturing operations. The Company retired and held for resale certain manufacturing equipment no longer required for production. The Company measured the related impairment based on quotes obtained from an independent equipment broker.

The net book values of assets, by category, before retirement and their resale values were as follows (in thousands):

	Balances at June 30, 2001
	Before Retirement	Resale Value

Machinery and equipment	$1,513	$440
Furniture and fixtures	36	–
Leasehold improvements	100	–

Total	$1,649	$440

The Company also took a pretax excess inventory charge due to the sudden and significant decrease in forecasted revenue in its communications business. The charge was calculated in accordance with the Company’s policy, which is based on inventory levels in excess of nine-month demand for each specific part. The pretax charge for excess inventory was $1.5 million and is included in cost of revenues.

The restructuring also included operating initiatives to improve the Company’s cost structure including a reduction of approximately 15% of the Company’s work force. The Company recorded a pretax charge of $232,000 related to severance.

These unusual charges resulted in pretax charges of $1.4 million to operating expenses and $1.5 million to cost of goods sold in the quarter ended June 30, 2001. Remaining cash payments related to these activities are expected to be $66,000 for the remainder of fiscal 2001. The following table summarizes these charges (in thousands):

	Total Charge	Utilized through June 30, 2001	Balance at June 30, 2001

Asset retirement	$1,209	$1,209	$ –
Write-down of inventory	1,489	1,489	–
Payments to employees
involuntarily terminated	232	166	66

Total	$2,930	$2,864	$66

10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations – The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	Nine Months Ended June 30, 2001	Nine Months Ended June 30, 2000
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.5%	39.0%	44.0%	38.8%
Cost of revenues — inventory
write-down	7.2%	–	1.6%	–
Gross profit	43.3%	61.0%	54.4%	61.2%

Operating expenses:
Research and development	25.8%	15.7%	18.6%	15.9%
Marketing, sales, general
and administrative	20.6%	14.6%	17.0%	17.1%
Unusual charges	7.0%	–	1.6%	–
Income (loss) from operations	(10.1)%	30.7%	17.2%	28.2%
Income before income taxes	0.4%	32.0%	24.8%	29.3%
Net income	0.3%	20.2%	16.1%	18.5%
11

Net revenues. Net revenues were $20.5 million in the third quarter of fiscal 2001, a decrease of 28% from net revenues of $28.6 million in the third quarter of fiscal 2000. The decrease was primarily due to a continued softening in our video and optical storage business. As a percentage of net revenues, revenues from our video and optical storage market segments were 48% and 26% in the third quarter of fiscal 2001 compared to 41% and 39% in the same period of fiscal 2000. Our business in the optical storage and video market segments continue to be adversely affected by the slow down in demand for personal computers. Net revenues from our communications product line increased 18% in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. However, when compared to the second quarter of fiscal 2001, net revenues from the communications segment decreased by 65% as demand in North America is very weak. In the third quarter of fiscal 2001, the communications market segment represented 22% of net revenues compared to 13% in the third quarter of fiscal 2000. Our power management product line, which is still in its early stages, did not contribute significantly to our net revenues. Sales from this market segment represented 1% of our net revenues in the third quarter of fiscal 2001 and 2000, respectively.

Geographically, in the third quarter of fiscal 2001, international sales decreased in all geographic areas when compared to the third quarter of fiscal 2000. International revenues represented 68% of net revenues, down from 76% of net revenues in the third quarter of fiscal 2000, while domestic net revenues in the third quarter of fiscal 2001 increased to 32% compared to 24% in the third quarter of fiscal 2000.

For the first nine months of fiscal 2001, net revenue was $91.8 million, an increase of 43% from the $64.4 million reported in the corresponding period of fiscal 2000. This increase over the prior year was driven largely by strong growth in our communications market segment during the first six months of fiscal 2001. Sales in North America, in the first nine months of fiscal 2001 grew by 126%, also driven by the strength of our communications business in the first half of our fiscal year. However, as indicated earlier, the communications business has softened as our customers are trying to work through a glut of inventory. Sales increased in Japan and the rest of Asia but decreased slightly in Europe in the first nine months of fiscal 2001 when compared to the same period in fiscal 2000.

Inventory write-down. On June 5, 2001, we announced that a continued softness in our communications business led to a significant reduction in the demand on our internal fabrication facility, sort and test operations. During the several quarters preceding the announcement, we had expanded our internal fabrication facility, sort and test operations in response to forecast of significant revenue growth in our communications business. However, lately, we have experienced significant customer push-outs of delivery dates and cancellations in the communications business. Due to these customer actions, we were left in a position of significant excess inventory, which based on current demand, will not be consumed during the products life cycle. As a result, we took an excess inventory charge due to the sudden and significant decrease in forecasted revenue in our communications business. The charge was calculated in accordance with our policy, which is based on inventory levels in excess of nine-month demand for each specific part. The pretax charge for excess inventory was $1.5 million to cost of sales. We do not currently anticipate that the excess inventory will be used at a later date based on our nine-month demand forecast.

Gross margin. Gross margins were 43.3% and 54.4% for the third quarter and first nine months of fiscal 2001, respectively, compared to 61.0% and 61.2% in the corresponding periods in fiscal 2000. Over the past several quarters we have substantially increased our manufacturing capacity by adding manufacturing personnel, capital equipment and leasehold improvements to support higher levels of revenue. However, due to prevailing business circumstances, our net revenues have declined sequentially. Our net revenues for the third quarter of fiscal 2001 decreased 33% and 28% from net revenues in our second quarter of fiscal 2001 and the third quarter of fiscal 2000, respectively. The decrease in gross margin as a percentage of net revenues was due primarily to the absorption of higher fixed costs over a lower revenue base.

Research and development expenses. Research and development (“R&D”) expenses increased by $0.8 million, or 17.3%, and $6.8 million, or 66.4%, for the third quarter and first nine months of fiscal 2001, respectively, as compared to the corresponding periods in fiscal 2000. The increase in R&D expenses in the third quarter and first nine months of fiscal 2001, as compared to the same periods of fiscal 2000, was due primarily to an increase in staffing and related compensation of $0.1 million and $2.0 million respectively, particularly related to the hiring of additional design engineering personnel, and higher spending of $0.7 million and $4.8 million respectively, on new product development. As a percentage of net revenues, R&D expenses increased from 15.7% to 25.8% for the third quarter of 2001 and from 15.9% to 18.6% for the first nine months of fiscal 2001 when compared to the same periods of fiscal 2000.

Marketing, sales, general and administrative expenses. Marketing, sales, general and administrative (“SG&A”) expenses were flat in the third quarter of fiscal 2001 and increased by $4.6 million or 41.7% for the first nine months of fiscal 2001, compared to the corresponding periods in fiscal 2000. The increase in SG&A expenses in the first nine months of fiscal 2001 as compared to the same period of fiscal 2000 was due primarily to an increase in staffing and related compensation of $3.2 million, particularly related to the hiring of additional sales and marketing personnel, as well as higher selling expenses of $1.4 million due to increase in revenue. As a percentage of net revenues, SG&A expenses increased from 14.6% to 20.6% for the third quarter of 2001 and was relatively flat at 17.0% for the first nine months of fiscal 2001 when compared to the same periods of fiscal 2000.

Unusual charges. On June 5, 2001, we announced that a continued softness in our communications business has led to a significant reduction in the demand on our internal fabrication facility, sort and test operations. During the several quarters preceding the announcement, we expanded our internal fabrication facility, sort and test operations in response to forecasts of significant revenue growth in our communications business. However, lately, we have experienced significant customer push-outs of delivery dates and cancellations in the communications business. Due to these customer actions we were left in a position of significant excess inventory, which based on our current demand, will not be consumed during the products life cycle.

In response to the current market situation we took certain actions to restructure our manufacturing operations. We retired and held for resale certain manufacturing equipment no longer required for production. We measured the related impairment based on quotes obtained from an independent equipment broker. We recorded a pretax charge of $1.2 million related to the impaired equipment. The restructuring also included operating initiatives to improve our cost structure, including a reduction of approximately 15% of our work force. We recorded a pretax charge of $0.2 million related to severance.

Interest and other income, net. Interest and other income, net was $2.2 million and $6.9 million in the third quarter and first nine months of fiscal 2001, respectively, an increase of $1.8 million and $6.2 million over the corresponding periods of fiscal 2000. The increase in interest and other income was due primarily to higher levels of cash, cash equivalents and short-term investments which arose from the proceeds of additional stock issued by us in September 2000.

Provision for income taxes. Our effective tax rate for the first nine months of fiscal 2001 is 35% compared to 37% in the same period of fiscal 2000.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and short-term investments of $179.0 million at June 30, 2001.

Cash and cash equivalents were $140.7 million at June 30, 2001, representing a decrease of $18.8 million from September 30, 2000. This decrease was due to net investment in marketable securities with average maturities of more than ninety days of $37.2 million, purchase of treasury stock of $4.1 million, capital expenditures of approximately $13.5 million primarily for new process development, assembly and test facilities and payments on capital leases of approximately $1.2 million. These outflows were offset by an increase in cash generated from operations of $34.5 million and proceeds from the exercise of employee stock options and employee stock purchase plan of $3.2 million.

Cash and cash equivalents were $21.0 million at June 30, 2000, representing an increase of $3.6 million from September 30, 1999. The increase is primarily a result of cash generated from operations of $12.5 million, net sale of marketable securities of $0.2 million and proceeds from the exercise of employee stock options of $2.0 million. These cash inflows were offset by capital expenditures of $10.0 million primarily for new process development, assembly and test facilities and payments on capital leases of $1.1 million.

We believe that our current cash and equivalents, short-term investments and cash generated from operations will satisfy our expected working capital and capital expenditure requirements for the next twelve months.

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

Business Combinations, Goodwill and Other Intangible assets. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will not be amortized, but will rather be tested at least annually for impairment. The Company is required to adopt SFAS 142 no later than for its fiscal year beginning September 30, 2002. The Company did not carry any goodwill or other intangibles on its balance sheet as of June 30, 2001 and accordingly does not expect the adoption to have a material impact on its financial statements.

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

Our operating results are subject to significant variation due to the cyclical nature of the semiconductor industry. The semiconductor industry is currently experiencing a downturn that is adversely affecting our operating results. Our net revenues for the quarter ended June 30, 2001 decreased 33% from the quarter ended March 31, 2001. Our net income decreased from $5.0 million in the second quarter of fiscal 2001 to $0.1 million in the third quarter of fiscal 2001. Our business depends upon the current and anticipated market demand for analog semiconductors and products using analog semiconductors. Prolonged downturns in the semiconductor industry will likely lead to proportionately greater downturns in our net income or we may incur net losses.

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

15

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

Our ability to continue to grow successfully requires an effective planning and management process. Since September 30, 1999, we increased our headcount substantially, from 175 employees to 308 at June 30, 2001. Our growth has placed, and the recruitment and integration of additional employees will continue to place, a significant strain on our infrastructure, internal systems and other resources. To manage our growth effectively, we must continue to improve and expand our operational, financial and management information systems in a timely and efficient manner and invest the necessary capital. We cannot assure you that those resources will be available when we need them or that we will have sufficient capital to invest. If we are unable to manage and sustain our growth, our operating results may be harmed.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. For the three and nine months ended June 30, 2001, Microtek International, Inc., Lucent Technologies, Samsung and Solectron accounted for 21%, 11%, 11%, 4% and 25%, 11%, 10%, 15% respectively, of our net revenues for those periods. The loss of any significant customer coupled with our inability to obtain orders from new customers to compensate for such loss could cause our net revenues to decline, thereby harming our operating results.

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

Semiconductor design and process methodologies are subject to rapid technological change, and require large expenditures for research and development. We incurred research and development expenses of $5.3 million and $17.1 million in the three and nine month periods ended June 30, 2001, respectively, and $4.5 million and $10.3 million in the three and nine month periods ended June 30, 2000, respectively. We expect that our expenses for research and development will continue to increase because we continuously attempt, on a product-by-product basis, to migrate to smaller geometry process technologies. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. While we believe that transitioning our products to smaller geometries will be important for us to remain competitive, we cannot be certain that we can make these transitions successfully and on a cost-effective basis.

Due to our significant level of international sales and the utilization of foreign manufacturers and subcontractors, we are subject to international operational, financial and political risks.

Sales of our products to customers outside the United States have accounted for a significant part of our net revenues. Our net international sales, as a percentage of our net revenues, were 68% and 59% for the three and nine months ended June 30, 2001 and 76% and 74% for the three and nine months ended June 30, 2000. We expect net international sales, particularly into Japan, Taiwan and Korea, to continue to account for a significant percentage of our net revenues in the future. In addition, we expect to continue to rely on manufacturers and subcontractors located in Taiwan, Malaysia and Thailand. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These include:

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

We depend on a limited number of third party foundries for the production of most of our products. In particular, Agere Systems Inc. (formerly a division of Lucent Technologies) manufactures all of our junction isolation bipolar wafers, and American Microsystems, Inc. and UMC manufacture all of our complementary metal-oxide-semiconductor wafers. In addition, another foundry provides poly deposition on all of our dielectric isolation wafers and silicon-on-insulator wafers. Furthermore, there are very few foundries that have the capability to manufacture dielectric isolation wafers or silicon-on-insulator wafers. Our dependence on third parties to fabricate our products has significant risks that could potentially harm our operating results, including:

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

21

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

Our corporate headquarters and internal foundry are located in California near major earthquake faults which have experienced earthquakes in the past. In addition, some of the foundries, suppliers and other third parties upon which we rely are located near fault lines. An earthquake or other natural disaster near one or more of the facilities of third parties upon which we rely, like the earthquake in Taiwan in September 1999 could disrupt the operations of those parties. Additionally, the loss of power, such as the temporary loss of power caused by the “rolling blackouts” experienced by us at our facility in Northern California, could disrupt our operations. None of these disruptions would be covered by insurance and thus, the supply of our products could be limited and our business could be hampered.

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

Our success depends in part on our ability to protect our intellectual property rights covering our products and technologies. We rely on a combination of patent, copyright, trademark, trade secret laws and confidentiality procedures to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries, and the enforcement of those laws, do not protect proprietary rights to as great an extent as do the laws of the United States. We also cannot assure you that:

-	our means of protecting our proprietary rights will be adequate;

-	patents will be issued from our currently pending or future applications;

-	our existing patents or any new patents will be sufficient in scope or strength to provide any meaningful protection or commercial advantage to us;

-	any patent or registered trademark owned by us will not be invalidated, circumvented or challenged in the United States or foreign countries; or

-	others will not misappropriate our proprietary technologies or independently develop similar technology, duplicate our products or design around any patent issued to us or other intellectual property rights of ours.

22

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

Our trading price may be volatile.

The market for securities of technology companies in general, and of companies in the semiconductor industry, including us, in particular, has been highly volatile. It is likely that the trading price of our common stock will continue to fluctuate in the future. Factors affecting the trading price of our common stock include:

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

Provisions of our Certificate of Incorporation, Bylaws and Stockholder Rights Plan or Delaware law may delay or prevent a change of control of Elantec or changes in our management and therefore, depress the trading price of our common stock.

Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our company or changes in our management that you may deem advantageous. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions:

-	authorize the issuance of “blank check”preferred stock, which is preferred stock that our board of directors can create and issue without prior stockholder approval with rights senior to those of common stock;

-	limit the ability of stockholders to call special meetings of stockholders;

-	prohibit cumulative voting in the election of directors, which would allow less than a majority of stockholders to elect director candidates; and

-	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

In addition, our board of directors declared a dividend of one preferred share purchase right for each share of our common stock outstanding, subject to limitations stated in the stockholder rights plan. These rights may delay, defer or prevent a change of control of our company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2001, the fair value of the approximately $38.3 million portfolio would decline by an immaterial amount.

At June 30, 2001, we had approximately $1.7 million of outstanding obligations under capital lease arrangements. As the lease payments associated with these arrangements do not have variable interest rates, an increase of 10% in short-term interest rates would not have a material impact on our net income or cash flows. We do not hedge any interest rate exposures.

We have not undertaken any specific actions to cover exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We did not purchase or hold any derivative financial instruments for trading purposes.

Foreign Currency Exchange Risk. The Japanese Yen and the British Pound Sterling are the functional currency of our subsidiaries in Japan and the United Kingdom, respectively. We denominate certain sales transactions in Japanese Yen. We have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts of various durations to hedge trade receivables denominated in Japanese Yen. Under this program, gains and losses on the forward contracts mitigate the risk of material foreign currency transaction gains and losses and offset increases or decreases in our foreign currency receivables. We do not use forward contracts for trading purposes. We believe that the use of foreign currency financial instruments should reduce the risks that arise from conducting business in international markets.

We do not currently enter into foreign exchange forward contracts to hedge balance sheet exposures of our foreign subsidiaries and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in Yen and the British Pound Sterling. If foreign exchange rates were to weaken against the United States dollar immediately and uniformly by 10.0% from the exchange rate at June 30, 2001, the fair value of these foreign currency amounts would decline by an immaterial amount.

At the end of each fiscal month, all foreign currency assets and liabilities are revalued using the month end spot rate and the realized and unrealized gains and losses are recorded and included in net income as a component of interest and other income, net.

PART II — OTHER INFORMATION

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K:

None.

27

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2001	ELANTEC SEMICONDUCTOR, INC. (Registrant) By: /s/ Brian McDonald —————————————— Brian McDonald Chief Financial Officer (duly authorized officer and principal financial officer)

28