Form 10-K
period 2001-09-30
ELANTEC SEMICONDUCTOR INC
filed 2001-12-26
CIK 949872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2001.

OR

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to __________.

Commission File Number 000-26690

ELANTEC SEMICONDUCTOR, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0408929 (I.R.S. Employer Identification No.)

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

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on November 30, 2001 as reported on the Nasdaq National Market: $778,428,260. This calculation does not include a determination that persons are affiliates for any other purpose.

Number of shares outstanding of the registrant’s common stock as of November 30, 2001: 22,888,217.

Documents Incorporated By Reference

Items 10, 11, 12 and 13 of Part III incorporate information by reference to portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held February 15, 2002.

ELANTEC SEMICONDUCTOR, INC. FORM 10-K

For the Fiscal Year Ended September 30, 2001.

Table of Contents

PART I

Page

Item 1.	Business	3

Item 2.	Properties	13

Item 3.	Legal Proceedings	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	14

Item 6.	Selected Financial Data	15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 8.	Financial Statements and Supplementary Data	31

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	31

PART III

Item 10.	Directors and Executive Officers of the Registrant	32

Item 11.	Executive Compensation	32

Item 12.	Security Ownership of Certain Beneficial Owners and Management	32

Item 13.	Certain Relationships and Related Transactions	32

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	33

Signatures	56

2

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

We presently offer approximately 170 products, including amplifiers, drivers, faders, transceivers and multiplexers. We manufacture our products at our facilities in Milpitas, California and utilize third party wafer foundries. We sell our proprietary products to leading original equipment manufacturers, or OEMs, such as, Cisco, Fujitsu, Hitachi, Lucent, Lucky Goldstar (LG), NEC, Olympus, Philips, Ricoh, Samsung, Sanyo, Sony, Toshiba and Yamaha, either directly or through our distributors, such as Microtek International, Inc. and Insight Electronics, Inc.

Industry Overview

Semiconductors, also known as integrated circuits, can be divided into two broad categories: digital and analog. Digital circuits, such as memory devices and microprocessors, function as on and off switches expressed in binary code as “1’s” and “0‘s.” In contrast, analog semiconductors monitor, regulate, amplify or transform signals associated with physical properties, such as temperature, pressure, weight, speed, sound and electrical current. Analog circuits play an important role in bridging the real world phenomena with a variety of electronic systems. The analog integrated circuit represents these real world properties by generating continuously varying voltages and currents that better reflect the items measured. There is a wide variation in the performance characteristics of analog integrated circuits generally. High performance analog integrated circuits are characterized by their high speed, high precision, low distortion and power efficiency.

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

     High Performance Analog Expertise. Over the past 18 years, we have accumulated significant design and process technology expertise in producing high speed, high precision, low distortion and power efficient analog integrated circuits. We utilize our expertise to deliver high performance solutions that are cost-efficient and adhere to our customers’ demands.

     System Level Expertise. In addition to our design and process technology expertise in analog integrated circuits, we have developed system level expertise in our targeted markets whereby we can approach ASSP projects with an advanced understanding of the system requirements and constraints. This understanding facilitates the design process, allowing us to design optimal ASSP solutions that our customers can easily integrate into their products, thereby reducing their time-to-market cycle. Once our integrated circuits are designed into our customers’ products, we maintain a strong position to be considered for our customers’ next generation products.

     Manufacturing Process Technology. We manufacture all of our digital subscriber line, or DSL, line drivers using our proprietary silicon-on-insulator, or SOI, technology. We believe our SOI process technology provides an optimal solution for satisfying the requirements of DSL equipment by reducing power consumption, while maintaining low distortion transmission quality. We also use leadership analog / mixed signal complementary metal-oxide-semiconductor (CMOS) and bipolar technologies for other products. These technologies, which sometimes are customized to provide differentiated products, are available through our foundry partners.

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

     Offer Market Driven Proprietary Products. We will continue to supply market driven proprietary products to our target markets and develop general purpose standard products that are performance driven and address multiple markets with broad customer bases. Additionally, we will continue to develop ASSPs for specific high growth applications used in products, such as, flat panel displays, optical storage devices and asymmetrical digital subscriber line, or ADSL, modems.

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

     Expand Design Team and Continue to Improve Design Productivity. To capitalize on the growth of our target markets and expand our position with existing customers, we plan to continue our investment in research and development. We intend to hire more engineers with experience in the design of analog integrated circuits and continue to make significant investments in design tools and other research and development equipment and applications that will support the needs of our design teams. This commitment should allow us to increase the number of new products introduced per year.

     Enhance Manufacturing Process Technology Roadmap. We will continue to enhance our manufacturing process technology roadmap to improve product performance, functionality and reduce cost. Superior modeling and characterization capabilities will continue to be introduced to fine tune product specifications and improve time to market.

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

The following table sets forth examples of typical applications of our products in each of our target commercial markets:

Market	Typical Applications

Video	Cathode Ray Tube Flat Panel Displays TFT-LCD Displays Overhead Displays Set Top Converters Special Effects Generators Video Cameras Video Distribution Networks
Optical Storage	CD Rewritable Drives DVD Rewritable Drives DVD Read-Only Drives Optical Camcorders Video Digital Recorders
Communications	ADSL Transceivers VDSL/HDSL Transceivers
Power Management	DSP-based Portable Devices TFT-LCD Displays Networking Boards Portable Instruments Test Equipment Video Boards

5

     Video. Video images are incorporated into electronic applications, such as multimedia computing and communications. This trend has increased demand for high-speed amplifiers and specialty analog circuits for the processing and display of video signals. In addition, the use of TFT-LCD flat panel display technology in desktop monitors, notebooks and other consumer applications continues to grow. We focus on manufacturing components for several segments of the video market, including displays, such as, cathode ray tubes and TFT-LCD flat panels, set top converters, special effects generators, studio equipment and video distribution networks.

     Optical Storage. Optical storage, in the form of CD-ROM, has become the medium of choice for software and music. More recently, optical recordable devices, such as, CD read/write, and DVD read/write, are being adopted in the marketplace. We currently provide products that control the laser diode contained in the optical pick-up unit of optical disk drives. The use of writeable optical drives in personal computers and consumer equipment is driving growth in the demand for laser diode drivers.

     Communications. Higher data transmission rates are important for emerging communications applications related to Internet access. The convergence of communications and computers has created opportunities for high performance analog circuits. For example, electronic communications through telephone lines increasingly include both digital and analog information, such as audio, video and data and require digital and analog circuits to transmit and process that information. In this market, we supply transceivers, line drivers, and high-speed amplifiers for ADSL, HDSL, and VDSL for increasing the data transmission rate over conventional telephone lines. The demand for broadband equipment continues to grow and drive the need for DSL line drivers.

     Power Management. The proliferation of high density, small, digital integrated circuits has increased demand for DC:DC converters which adjust the input voltages to meet the needs of the various components within the system. Current solutions for DC:DC converters are mostly comprised of stand alone components. We believe that the demand for more highly integrated converter solutions will increase, as smaller portable devices become more prevalent. Our strategy is to provide these highly integrated DC:DC converters in a single chip design that is cost competitive with competitors’ multiple chip implementation. Our integrated DC:DC products are used in products, such as printed circuit boards, test and measurement equipment, and other devices.

Products

We offer both ASSPs for our four target markets and general purpose standard products that are used in many markets and applications. Our portfolio of approximately 170 high performance analog products, most of which are available in multiple pin-out configurations, provide our customers with a comprehensive choice of products in our targeted high growth markets.

     Application Specific Standard Products. For the video market we offer a variety of ASSPs that can be used as standard building blocks to provide solutions to the video system designer for many common video circuit designs. Our ASSPs include sync separators, DC restoration circuits, video multiplexers, faders, laser diode drivers, and DC:DC converter circuits. Sync separators are timing circuits that control the position and stability of the video image on a video display. DC restoration circuits restore to the correct voltage level a video signal that has been amplified and processed in order to ensure accurate transfer of video information. Video multiplexers allow multiple video inputs to be connected to a single output. Faders combine separate signals in different ratios for special effects, such as, the fading of one video image into another. For the optical storage market, we offer laser diode drivers that control the performance of the laser diode used in the read/write mode in optical storage pick-up heads. In the communications market, we offer line drivers, receive amplifiers and transceivers that are used to transmit and receive high-speed analog signals containing encoded digital information over conventional telephone lines. Our integrated DC:DC converter circuits convert supply voltages to either a lower or a higher voltage level required by modern microprocessors and digital signal processors.

     Standard Products. Our standard products consist of amplifiers, buffers, comparators and metal-oxide-semiconductor field effect transistor, or MOSFET, drivers. Amplifiers and buffers are used to amplify or reproduce analog electrical signals, either voltage or current, with minimal distortion. High power amplifiers provide a large electrical output current or voltage and are particularly useful in video transmission and communications applications. High speed amplifiers and buffers are designed specifically to process high frequency signals, such as, video information with minimal distortion. Comparators are circuits that accurately measure an electrical signal level in comparison with a predetermined value and indicate the result. MOSFET drivers are circuits that control the switching functions of metal-oxide-semiconductor field effect transistors.

Sales, Distribution and Marketing

Sales and Distribution. We sell our products directly with the assistance of independent sales representatives, and indirectly through independent distributors. Our direct sales force consists of sales managers and field application engineers who support customers, sales representatives and distributors in major markets. The sales staff and field application engineers are located at our Milpitas, California headquarters and in field offices in Massachusetts, New Hampshire, Texas, United Kingdom, South Korea, and Japan.

In North America, we sell our products through our direct sales force, approximately 19 independent sales representative organizations and four distributors. These distributors are entitled to price rebates on unsold inventory if we lower the prices of our products. In addition, on a semi-annual basis, these distributors are permitted to return for credit against purchases of an equivalent dollar value of products up to five percent of their total product purchases during the most recent six-month period.

Outside North America, we sell our products through our direct sales force and approximately 22 international distributors. These distributors are primarily located in Japan, South Korea, Taiwan and Europe. Our international distributors, on a semi-annual basis, are permitted to return for credit against purchases of an equivalent dollar value of products up to five percent of their total product purchases during the most recent six-month period. International sales have typically represented over half of our net revenues.

Marketing. Our marketing strategy is focused on building market awareness and acceptance of current and future products. Our marketing activities include advertising in print and Internet media and marketing programs to support our direct sales force, distributors and independent sales representatives.

Our sales force has a high level of product knowledge and industry background. Our technical support team is available to provide our distributors and independent representatives with ongoing technical support through help desks, detailed technical information on our website, application notes and technical briefs. We also employ a team of field application engineers to assist our customers in defining their needs, proposing Elantec solutions and qualifying our products as part of their product definition.

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

     Manufacturing Process Technology.We use a variety of semiconductor process technologies for our products in order to meet the particular requirements of different customers and applications. Our manufacturing process technologies include:

     Dielectric Isolation (DI) Complementary Bipolar Technology. Dielectric isolation is a manufacturing technique that uses insulating oxide to isolate transistors from each other electrically. This technique has the inherent advantages of low electrical capacitance, which allows high speed signal processing and minimizes cross-talk or unwanted interference from other signals, and higher voltage operation, which is useful for communications and many other analog applications. We fabricate wafers for our products using our DI technology at our own facilities. Our dielectric isolation wafers are also fabricated at a third party foundry.

     Junction Isolation Complementary Bipolar Technology. We use junction isolation complementary bipolar technologies primarily for high-speed applications, such as, video amplifiers and video ASSPs. Junction isolation complementary bipolar technology uses two different types of transistors to process high speed analog signals efficiently in either positive or negative polarity, which substantially simplifies the design process by allowing symmetrical design architectures, permits improved speed and requires less power. We fabricate wafers for our products using junction isolation complementary bipolar technology at a third party foundry.

     Complementary Metal-Oxide-Semiconductor (CMOS) Technology. Since 1992, we have pursued a strategy to provide a wider range of products using analog/mixed-signal CMOS technology. This type of CMOS technology enables the design of circuits with lower power consumption than bipolar circuits, but with relatively lower speed, and is well suited for analog switching and mixed signal applications. We use several third party foundries to supply wafers for our CMOS products.

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

Manufacturing

Fabrication. We manufacture wafers for our DI and SOI products in our own facilities at Milpitas, California. We supplement our manufacturing capabilities by using third party foundries to produce junction isolation complementary bipolar wafers, CMOS and DI wafers. Using third party foundries enables us to focus on our design strengths and minimize fixed costs and capital expenditures while providing access to diverse manufacturing technologies without bearing the full risk of obsolescence.

Testing and Assembly. We initially test each integrated circuit on the wafers produced by us and our foundries for compliance with performance specifications before assembly. Our products are then assembled by a variety of subcontractors in Asia. Following assembly, the packaged units are sent to us for final testing and inspection prior to shipment to customers. During final test, we perform extensive testing on all circuits using advanced automated test equipment to ensure that the circuits satisfy specified performance levels. All testing is performed on standard test equipment using proprietary test programs developed by our test engineers.

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

We have assembled a team of highly skilled analog design engineers. The majority of our design engineers work in our Milpitas facilities, while additional engineers work in our European design facility in the United Kingdom. As performance demands have increased the complexity of analog circuits, the design and development process has become a multi-disciplinary effort, requiring expertise ranging from detailed knowledge of device physics to expertise in device placement and packaging. We support our design engineers with an infrastructure of process engineers, product engineers and test engineers.

Our research and development expenses were $22.8 million or 20.3% of net revenues for fiscal 2001, $14.9 million or 14.7% of net revenues for fiscal 2000 and $7.8 million or 15.4% of net revenues for fiscal 1999. These expenses consisted primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, prototype costs and depreciation associated with development tools.

Patents and Licenses

We seek to protect our proprietary technology through patents and trade secret protection. Currently, we hold forty-seven United States patents and five foreign patents, expiring between the years 2006 and 2018. We also have nine pending United States patent applications, although we cannot be certain that any patents will result from these applications. While we intend to continue seeking patent coverage for our products and manufacturing technology where appropriate, we believe that our success depends more heavily on the technical expertise and innovative abilities of our personnel. Accordingly, we also rely on trade secrets and confidential technological know-how in the conduct of our business. We generally enter into confidentiality agreements with our employees, consultants and other parties. We cannot be certain that our patents or applicable trade secret laws provide adequate protection for our technology against competitors who may develop or patent similar technology or reverse engineer our products. In addition, the laws of certain territories in which our products are or may be developed, manufactured or sold, including Africa, Asia, Europe and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

Customers

We sell our products worldwide to OEMs such as Cisco, Fujitsu, Hitachi, Lucent, Lucky Goldstar (LG), NEC, Olympus, Philips, Ricoh, Samsung, Sanyo, Sony, Toshiba and Yamaha, both directly and through distributors, such as, Microtek and Insight. Our products are used in applications, such as, CD recordable devices, flat panel displays, digital camcorders and digital subscriber line products.

We sell our products worldwide through direct sales efforts and independent distributors. In some countries, it is customary for OEMs to purchase our products through distributors even though our sales office maintains the customer relationship. We have direct business relationships with all major original equipment manufacturers using our products.

Historically, a small number of our customers have accounted for a significant portion of our net revenues. In fiscal 2001, Microtek (our distributor for our products to customers in Japan), Solectron and Samsung accounted for 24%, 13% and 11%, respectively, of our net revenues. In fiscal 2000, Microtek accounted for 32% of our net revenues and Samsung accounted for 12% of our net revenues. Microtek and Insight accounted for 30% and 10% of our net revenues in the year ended September 30, 1999. We have no long-term purchase contracts with these or any of our other important customers, other than Microtek.

Competition

The semiconductor industry is intensely competitive and is characterized by rapid technological change, product obsolescence and price erosion. The analog integrated circuit segment of the semiconductor industry is also intensely competitive, and many major semiconductor companies presently compete or could compete in some segments of our markets.

Competition within our industry is based on a variety of factors, including:

•	product features, including product functionality and performance;

•	product quality and reliability;

•	price;

•	technical support and customer service; and

•	manufacturing efficiency and capacity.

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

Our primary competitors are Analog Devices, Inc., Texas Instruments Inc., Linear Technology Corporation, National Semiconductor Corporation and Maxim Integrated Products, Inc. We also compete indirectly with the in-house design staffs of some of our customers, which often provide alternative solutions for individual analog systems requirements. As we expand our product lines, we expect that competition will increase with these and other domestic and foreign companies. Although foreign companies traditionally have not focused on the high performance analog market, many foreign companies, particularly Asian companies, have the financial and other resources to participate successfully in these markets.

Employees

As of September 30, 2001, we had 311 full-time employees. Of the total, 48 are in sales and marketing, 163 in manufacturing, 71 in engineering and product development, and 29 in finance and administration. Geographically, 293 employees are located in the United States and 18 are located overseas. None of our employees are represented by any collective bargaining agreement, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Executive Officers and Directors of the Company

The following table sets forth information regarding our executive officers and directors.

Name	Age	Position

Richard Beyer	53	President, Chief Executive Officer and Director

Brian McDonald	45	Vice President of Finance and Administration, Chief Financial Officer and Secretary

Rajeeva Lahri	46	Senior Vice President of Technology and Operations

Alden J. Chauvin, Jr	55	Vice President of Worldwide Sales

Mohan Maheswaran	38	Vice President of Marketing and Business Development

James V. Diller	66	Chairman of the Board and Director

Chuck K. Chan (1,2)	51	Director

Alan V. King (1,2)	66	Director

Umesh Padval (1)	44	Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

     Richard Beyer has been the President, Chief Executive Officer and Director since July 2000. From January 1999 through July 2000, Mr. Beyer served as President, Chief Executive Officer and Director at FVC.COM, Inc. From July 1996 through August 1998, Mr. Beyer served as President, Chief Operating Officer, and director of VLSI Technology, Incorporated. From June 1995 through June 1996, Mr. Beyer served as Executive Vice President and Chief Operating Officer at National Semiconductor Corporation, and from February 1993 through May 1995 he held the position of President of the Communications and Computing Group of National Semiconductor Corporation. Prior to this, Mr. Beyer served in a number of senior managerial positions in the telecommunications and computer industries. Richard Beyer served three years as an officer in the United States Marine Corps. In addition, Mr. Beyer serves on the Board of a privately held company. He holds a B.S. degree and a M.S. degree in Russian from Georgetown University as well as an M.B.A. degree in marketing and international business from Columbia University.

     Brian McDonald has served as Vice President of Finance and Administration and Chief Financial Officer since January 2001. From April 1999 through December 2000, Mr. McDonald served as Vice President and Chief Financial Officer at Mattson Technology Inc. From August 1998 through March 1999, Mr. McDonald served as an independent financial consultant working with various Silicon Valley high technology companies. From August 1996 through July 1998, Mr. McDonald served as Vice President of Finance for the Central Technology and Manufacturing Division of National Semiconductor Corporation, and from September 1993 through July 1996, he held the position of Vice President of Finance of the Data Management Division (now Fairchild Semiconductor). Prior to this Mr. McDonald held senior finance positions at Read-Rite Corporation, Micro Linear Corporation and National Semiconductor Corporation. Mr. McDonald holds a BA degree from the University of Santa Clara.

     Alden Chauvin has served as Vice President of Worldwide Sales since April 1999. Mr. Chauvin’s professional experience has included the position of Vice President of Worldwide Sales, based in Singapore, of Tritech Microelectronics, a division of Singapore Technologies, from July 1997 through August 1998. In June 1986 he joined Sierra Semiconductor Corporation (now PMC-Sierra) as Vice President of North America Sales and served as Vice President of Worldwide Sales from 1995 through June 1997. Prior to Sierra Semiconductor, Mr. Chauvin served in various sales and marketing management positions over a 17-year period at Texas Instruments, Inc. Mr. Chauvin holds a Bachelor’s degree in industrial technology from Louisiana State University.

     Mohan Maheswaran was appointed to Vice President of Marketing and Business Development in July 2001; and prior to this, Mr. Maheswaran served as Vice President of Corporate Strategy and Business Development since January 2001. From January 2000 through December 2000, Mr. Maheswaran served as Vice President of Marketing and Business Development at Allayer Communications, a company that was recently acquired by Broadcom. Prior to this, Mr. Maheswaran was Vice President of Strategy for IBM Microelectronics from January 1998 to January 2000. Previously, Mr. Maheswaran worked for Texas Instruments in the United Kingdom and then in Dallas, Texas. At Texas Instruments, he held various positions in marketing, sales, applications and business unit management from 1989 to 1998. Prior to this, Mr. Maheswaran was the Mass Storage Project Manager at Hewlett-Packard from 1986 to 1989 and subsequent to this began his career as a Systems Design Engineer at Nortel from 1984 to 1986. Mr. Maheswaran holds an M.B.A from Henley Executive Management College in the UK and a B.S. degree in electrical engineering from Surrey University in the UK.

     Dr. Rajeeva Lahri has served as Senior Vice President of Technology and Operations since April 2001. Prior to this, Dr. Lahri served as Senior Vice President and Chief Operating Officer for Tessera Inc., a company that provides intellectual property for chip-scale packaging. Prior to Tessera, Dr. Lahri served as Senior Vice President and Deputy Chief Technology Officer for Philips Semiconductor. Previously; Dr. Lahri was the Senior Vice President of Corporate Technology and Customer Engineering for VLSI Technology Inc., prior to its acquisition by Philips Semiconductor. His prior experience also included the position of Director of Technology Development at Fairchild/National Semiconductor, and the position of Member of Technical Staff for the CMOS R&D group at Hewlett Packard Corporation. Dr. Lahri holds a Master of Science degree in physics and a Master of Technology degree in solid state electronics, both from the Indian Institute of Technology in Kanpur, India. In addition, Dr. Lahri holds a Ph.D. in electrical engineering from State University of New York in Buffalo, New York.

     James Diller has been Chairman of the Board since 1997 and a Director since 1986. From November 1998 to July 2000, he served as our President and Chief Executive Officer. Mr. Diller was a Founder of PMC-Sierra, Inc. a communications semiconductor company, was its President and Chief Executive Officer from 1983 to 1997 and is currently its Vice-Chairman of the Board. Mr. Diller has been a director of Sierra Wireless, a provider of wireless data communications hardware and software products, since 1993. In addition, Mr. Diller serves on the Board of Directors of a privately held company. Mr. Diller holds a B.S. degree in physics from the University of Rhode Island.

     Dr. Chuck Chan has been a director since January 1992 and also served as a Director from 1983 to 1984. Dr. Chan has been a Partner in Alpine Technology Ventures, a venture capital firm, since December 1994 and was a Partner in Associated Venture Investors, a venture capital firm from 1982 to 1996. In addition, Dr. Chan serves on the Board of Directors of a number of privately held companies. Dr. Chan holds B.S., M.S. and Ph.D. degrees in physics from the Massachusetts Institute of Technology and a M.B.A. degree from Harvard University.

     Alan King has been a director since December 1997. Mr. King has been a Director of Persistence Software, Inc., a publicly traded software company, since June 2001. Mr. King has been serving as Chairman of IDS Software Systems, a privately held developer of yield management tools for the semiconductor industry since February 2001. Mr. King has been Chairman of the Board of Volterra Semiconductor Corporation, a start-up company developing power management integrated circuits since September 1996. In addition, Mr. King was previously the Chief Executive Officer of Volterra from September 1996 to August 2000. Mr. King was President and Chief Executive Officer of Silicon Systems, Inc., a semiconductor company, from September 1991 to November 1994 and was President and Chief Executive Officer of Precision Monolithics, Inc., a semiconductor company, from September 1987 to September 1991, and from September 1986 to September 1987 he was its Executive Vice President. In addition, Mr. King serves on the Board of Directors of a number of privately held companies. Mr. King holds a B.S. degree in engineering from the University of Washington.

     Umesh Padval has been a director since November 1999. Mr. Padval is currently Senior Vice President of the Broadband Entertainment Division of LSI Logic Incorporated. Prior to this, Mr. Padval was the President of C-Cube Microsystem’s Semiconductor Division since October 1998 and was named Chief Executive Officer and Director of C-Cube Microsystems Incorporated from May 2000 to June 2001. Prior to joining C-Cube, Mr. Padval served as Senior Vice President and General Manager of the Consumer Digital Entertainment Division at VLSI Technology, Inc. from May 1997 to October 1998, and as Senior Vice President and General Manager for VLSI’s Computing Solution Division from 1987 to April 1997. Before joining VLSI Technology, Mr. Padval worked for Advanced Micro Devices, where he held a variety of marketing and engineering positions. Mr. Padval holds a B.S. degree in engineering from the Indian Institute of Mumbai, India, a M.S. degree in engineering from Pennsylvania State University, and a M.S. degree in engineering from Stanford University.

Each director holds office until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal. Each officer was chosen by our board of directors and serves at the pleasure of our board of directors until his successor is appointed or until his earlier resignation or removal.

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

In addition to our headquarters and our manufacturing facilities, we have field offices for some of our sales staff and field application engineers located in Massachusetts, New Hampshire, United Kingdom, Germany, South Korea and Japan. We lease approximately 1,331 square feet of space for our sales office in the Boston, Massachusetts metropolitan area, approximately 300 square feet for our sales office in Nashua, New Hampshire, approximately 1,112 square feet for our sales office in Wokingham, United Kingdom, approximately 403 square feet for our sales office in Kempen, Germany, approximately 350 square feet for our sales office in Seoul, South Korea and approximately 1,457 square feet for our technical sales support center in Yokohama, Japan. We also lease approximately 3,434 square feet for our design center in Harlow, United Kingdom and approximately 1,580 square feet for our administrative office in Bridgetown, Barbados. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3: LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock

Our common stock has been traded on the Nasdaq National Market under the Nasdaq symbol “ELNT” since our initial public offering on October 11, 1995. As of September 30, 2001, there were approximately 184 stockholders of record, and we believe there are in excess of 13,000 beneficial stockholders of our common stock. The high and low closing sale prices of Elantec’s Common Stock on the Nasdaq National Market for each fiscal quarter for our last two fiscal years were as follows:

Common Stock Prices	HIGH	LOW
Quarter ended September 30, 2001	$41.000	$21.690
Quarter ended June 30, 2001	37.510	21.020
Quarter ended March 31, 2001	56.063	19.813
Quarter ended December 31, 2000	121.750	22.500

Quarter ended September 30, 2000	$101.688	$53.625
Quarter ended June 30, 2000	75.625	25.969
Quarter ended March 31, 2000	47.500	13.500
Quarter ended December 31, 1999	16.688	6.906

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

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this Report on Form 10-K.

	September 30 (1)
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$112,507	$101,232	$50,662	$46,210	$35,388
Gross profit	60,339	61,561	23,869	21,379	15,277
Income (loss) from operations	2,656	30,354	(6,769)	4,261	177
Income (loss) before taxes	11,266	31,705	(6,641)	4,522	647
Net income (loss) (2)	$7,328	$19,978	$(3,875)	$7,205	$566
Earnings (loss) per basic share (3)	$0.33	$1.03	$(0.21)	$0.39	$0.03
Earnings (loss) per diluted share (3)	$0.29	$0.85	$(0.21)	$0.37	$0.03
Number of shares used in computing:
Basic per share amounts (3)	22,332	19,429	18,512	18,270	17,762
Diluted per share amounts (3)	25,487	23,530	18,512	19,272	18,646

	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$193,168	$176,564	$21,528	$16,786	$18,287
Total assets	240,059	228,926	43,871	47,544	37,091
Long-term obligations	2,197	3,339	4,585	4,354	3,336
Total stockholders’ equity	219,382	200,650	29,526	32,277	24,803

(1)	Our fiscal periods end on the Sunday closest to the end of the calendar period. For ease of presentation, each fiscal period has been shown as ending on September 30.

(2)	Financial data for fiscal 2001 include restructuring and impairment pre-tax charges of $15.9 million. In fiscal 2001 we experienced a sudden and significant decrease in the demand on our internal fabrication facility and we also decided to discontinue new product and process development in our internal fabrication facility. As a result, we concluded that the projected production volume and related cash flow from our internal fabrication facility was not sufficient to recover its carrying value. The company also took pre-tax excess inventory charges of $1.9 million to cost of sales.

Financial data for fiscal 1999 include restructuring and impairment pre-tax charges of $12.0 million, resulting from our conclusion that projected production volume and related cash flow from the our internal fabrication facility were not sufficient to recover its carrying value. Also in connection with the restructuring the company took pre-tax excess inventory charges of $1.0 million to cost of sales.

Financial data for fiscal 1998 includes a reversal of valuation allowance for certain deferred tax assets resulting in an income tax benefit of $3.9 million.

(3)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing earnings (loss) per share.

15

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a leading designer, manufacturer and marketer of high performance analog integrated circuits. Through our design expertise, process technology expertise and specialized application knowledge, we have developed and sell approximately 170 innovative products, including amplifiers, drivers, faders, transceivers and multiplexers, to a large and diverse group of customers worldwide. We target four high growth commercial markets: video, optical storage, communications and power management.

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

In the first quarter of fiscal 1999, we took a pre-tax restructuring and impairment charge of $12.0 million for retired and impaired fixed assets associated with our plan to restructure our manufacturing operations by moving towards a primarily outsourced model. We restructured our operations in response to a shift in the mix of products fabricated internally compared to products fabricated by outside foundries, which caused significant over-capacity in our internal 4-inch fabrication facility. Also, in connection with the restructuring, we took pre-tax excess inventory charges of $1.0 million to cost of sales.

In fiscal 2001, we took pre-tax restructuring and impairment charges of $15.6 million attributable to the retirement and impairment of existing bipolar process development tools due to our decision to outsource our future advanced bipolar wafer process development and related production requirements. Also, we took pre-tax charges of $1.9 million for excess inventory resulting from the decrease in forecasted demand in our communications business, as well as severance expenses of $0.3 million. We restructured our operations because we realized that to continue designing competitive products, we would require access to leading edge manufacturing technologies.

Our net revenues are derived from the sale of analog integrated circuits. We have developed a broad range of high performance application specific standard products, or ASSPs, and standard products for our four target markets. In fiscal 2001, video represented 35%, communications represented 31%, optical storage represented 30% and power management and others represented 4% of net revenues.

We sell our products both domestically and internationally to a large and diverse group of original equipment manufacturers, or OEMs, through a combination of direct sales offices, independent sales representatives and distributors. In fiscal 2001, sales to Microtek International in Japan, Solectron in the US and Samsung Electronics in South Korea accounted for 24%, 13% and 11%, respectively of our net revenues. Microtek is a distributor who sells to a diverse base of OEMs, while Solectron and Samsung are our direct customers.

We have focused our sales and marketing efforts in Asia, North America and Europe. During fiscal 2001, fiscal 2000 and fiscal 1999, 63%, 75% and 57%, respectively, of our net revenues were derived from customers outside of North America. Our customers are both distributors and OEMs. The majority of our international net revenues are derived from sales through our distributors. We work with 14 distributors in Asia and eight distributors covering Europe, Africa, South America and Australia, each selling to OEMs within their own territory. We also work with 19 distributors and four independent sales representatives in North America. While we are continuing to expand our sales organization worldwide, we expect that the majority of our net revenues will continue to be derived from Asia in the foreseeable future. Some of our sales in Japan are denominated in Japanese Yen while our remaining sales worldwide are denominated in United States dollars.

We recognize revenues from product sales to direct customers and foreign distributors upon shipment. We defer the recognition of revenue on shipments to domestic distributors that have certain rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributors.

We work with our customers to achieve design wins whereby our products will be incorporated into our customers’ products. Our customers then complete the design, testing and evaluation of their products and begin the marketing process. Several months may elapse between our sales efforts and our realization of revenues, if any, from volume purchases of our products. The duration of the actual lapse depends upon the product type and market segment. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice.

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

Marketing, sales, general and administrative expenses consist primarily of salaries and commissions and related expenses for executives, finance, accounting, information services, human resources, recruiting, professional fees and other corporate expenses, and costs associated with promotional and other marketing activities. We expect to continue to expand our direct and indirect sales operations in an attempt to secure more design wins and increase product orders. We expect these expenses will increase over the next year as we hire additional sales and marketing personnel, initiate additional marketing programs to support our products, establish new sales offices, amortize deferred stock compensation, add personnel and incur additional costs related to the continued growth of our business. We will continue to expand our use of independent sales representatives. In addition, the complexity of integrating our products within our customer’s systems requires highly trained field application engineers, customer service and support personnel. We plan to continue to expand our field application engineering and our customer service and support organization.

Results of Operations

The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.

	Year ended September 30,
	2001	2000	1999
Net revenues	100.0%	100.0%	00.0%
Gross profit	53.6	60.8	47.1
Operating expenses:
Research and development	20.3	14.7	15.4
Marketing, sales, general and administrative	16.9	16.1	21.4
Restructuring and impairment charges	14.1	—	23.7
Income (loss) from operations	2.4	30.0	(13.4)
Income (loss) before income taxes	10.0	31.3	(13.1)
Net income (loss)	6.5	19.7	(7.6)

17

Years ended September 30, 2001, 2000 and 1999

Net Revenues. In fiscal 2001, net revenues were $112.5 million, an increase of 11.1% from the $101.2 million reported in fiscal 2000. This increase over the prior year was driven largely by strong growth in our communications market segment during the first six months of fiscal 2001.

In fiscal 2001, international net revenues were 62.8% compared to 75.1% in fiscal 2000. This decrease was due primarily to a decline in our sales to Japan as demand for our optical storage products softened when compared to fiscal 2000. In fiscal 2001, sales in the optical storage market accounted for 29.5% of our net revenues compared to 41.6% in fiscal 2000. Sales in the rest of Asia and Europe in fiscal 2001 remained flat from fiscal 2000.

Domestic net revenues in fiscal 2001 increased to $41.9 million from $25.2 million in fiscal 2000 as a result of strong demand for our communication product line in the first half of fiscal 2001. However, in the second half of fiscal 2001, an excessive inventory build up and weak demand for xDSL products significantly weakened the demand for our communication products. As a percentage of total net revenues, domestic net revenues in fiscal 2001 increased to 37.2% compared to 24.9% in fiscal 2000.

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

Inventory Write-Down. In the third quarter of fiscal 2001, we announced that a continued softness in our communications business led to a significant reduction in the demand on our internal fabrication facility, sort and test operations. During the several quarters preceding the announcement, we had expanded our internal fabrication facility, sort and test operations in response to forecasts of significant revenue growth in our communications business. However, we experienced significant customer deferrals of delivery dates and order cancellations in the communications business. Due to these customer actions, we were left in a position of significant excess inventory, which based on current and forecasted demand, will not be consumed during the products life cycle. As a result, we took an excess inventory charge due to the sudden and significant decrease in forecasted revenue in our communications business. Also in the fourth quarter of fiscal 2001, we announced that we would cease new product and process development in our internal dielectric isolation fabrication facility and would outsource all new product and process dielectric isolation development. As a result of that decision, we concluded that certain quantities of dielectric inventory in excess of forecasted customer demand were likely obsolete.

The pretax charge for excess inventory was $1.9 million to cost of sales in fiscal 2001. We do not currently anticipate that the excess inventory will be used at a later date. The inventory write-down consisted of approximately $1.6 million related to work in process and approximately $0.3 million related to finished goods. The amount of dielectric inventory on the balance sheet, after the write-down, at September 30, 2001 was $4.2 million in work in process and $1.5 million in finished goods.

Gross Margin. In fiscal 2001, gross margin was 53.6% compared to 60.8% in fiscal 2000. In fiscal 2001, we expanded our production capacity by adding manufacturing personnel, capital equipment and leasehold improvements to support higher revenue forecasts. However, as a result of general weakness in the economy, we were not able to achieve our revenue targets. Hence the decline in gross margin was due to absorption of higher fixed manufacturing costs over lower than anticipated revenues. Also in the second half of fiscal 2001, we wrote down the carrying value of our inventory by $1.9 million.

Gross margin was 60.8% for fiscal 2000 compared to 47.1% in the corresponding period in fiscal 1999. The improvement in gross margin reflects the allocation of fixed manufacturing costs across a higher revenue base and improvements in manufacturing efficiencies and yields as well as the write-down of inventory in the first quarter of fiscal 1999.

During the first quarter of fiscal 1999, we implemented a plan to restructure our manufacturing operations by moving towards a primarily outsourced model through a period of several years. We further decided to discontinue development of future dielectric process technology in favor of the silicon-on-insulator technology, where volume production is expected to be outsourced if a suitable foundry is qualified. As a result of that decision, we concluded that certain quantities of dielectric inventory in excess of forecasted customer demand might become obsolete. Of the $1.0 million write-down of inventory in the first quarter of fiscal 1999, approximately $0.8 million related to work in process and approximately $0.2 million related to finished goods. The amount of dielectric inventory on the balance sheet, after the write-down, at September 30, 2000 was $4.1 million in work in process and $0.5 million in finished goods.

While we are working on programs to continue to improve manufacturing efficiencies, we may encounter difficulties due to delays with technology introduction, changes in product mix, unfavorable manufacturing yields or other manufacturing difficulties in the future. Gross margin may continue to fluctuate from quarter to quarter.

Research and Development Expenses. Research and development expenses increased by $7.9 million or 53.3% for fiscal 2001 as compared to fiscal 2000. In fiscal 2001, research and development expenses were 20.3% of net revenue. The increase in research and development expenses in fiscal 2001 as compared to fiscal 2000 was due primarily to an increase in prototype costs and depreciation associated with development tools of $6.4 million and staffing and related compensation of $1.5 million, particularly for design engineering personnel.

Research and development expenses increased by $7.1 million or 91.0% for fiscal 2000 as compared to fiscal 1999. In fiscal 2000, research and development expenses were 14.7% of net revenue. The increase in research and development expenses in fiscal 2000 as compared to fiscal 1999 was due primarily to an increase in staffing and related compensation of $3.4 million, particularly for design engineering personnel, fees paid to consultants and outside service providers of $1.4 million and prototype costs and depreciation associated with development tools of $2.3 million. During the third quarter of fiscal 2000, we also opened a design center in the United Kingdom.

Marketing, Sales, General and Administrative Expenses. Marketing, sales, general and administrative expenses increased by $2.7 million or 16.3% for fiscal 2001 as compared to fiscal 2000. In fiscal 2001, marketing, sales, general and administrative expenses were 16.9% of net revenue. The increase in these expenses in fiscal 2001 as compared to fiscal 2000 was due primarily to an increase in staffing and related compensation of $2.1 million, particularly sales and marketing personnel, fees paid to consultants of $0.4 million and other selling expenses of $0.2 million due to the increase in net revenues.

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

Restructuring and Impairment Charges. Our restructuring and impairment charges discussed above consisted primarily of a write-down of certain equipment and severance costs. These actions resulted in pretax charges of $15.9 million in fiscal 2001 and $12.0 million in fiscal 1999. Approximately $15.6 million was utilized in fiscal 2001, $0.3 million was utilized in fiscal 2000 and $11.7 million was utilized in fiscal 1999.

Interest and Other Income, Net. Interest and other income, net was $8.6 million in fiscal 2001, an increase of $7.3 million over fiscal 2000. The increase in interest and other income was due primarily to higher levels of cash, cash equivalents and short-term investments that arose from the proceeds of additional stock issued by us in September 2000.

Interest and other income, net was $1.6 million in fiscal 2000, an increase of $1.1 million over fiscal 1999. The increase in interest and other income was due primarily to higher levels of cash, cash equivalents and short-term investments and gains from the sale of foreign exchange forward contracts.

Provision for (Benefit from) Income Taxes. Our effective tax rate for fiscal 2001 was 35.0% compared to 37.0% for fiscal 2000.

Our effective tax rate for fiscal 2000 was 37.0% compared to (41.7%) for the comparable prior year period. The fiscal 1999 provision for taxes on income reflected the benefit from the restructuring and impairment charges we recorded in the first quarter of fiscal 1999. In addition, we reversed the remaining valuation allowance of $0.5 million due to the conclusion that realization of the remaining deferred tax assets subject to the valuation allowance was more likely than not. See Note 8 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

Business Combinations, Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with indefinite useful lives will not be amortized, but will rather be tested at least annually for impairment. We are required to adopt SFAS No. 142 no later than our fiscal year beginning September 30, 2002. We do not carry any goodwill or other intangibles on our balance sheet as of September 30, 2001 and accordingly do not expect the adoption to have a material impact on our financial statements.

Long-lived assets. In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 on October 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Report on Form 10-K, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors as, among others, delays in new product and process technology announcements and product introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under-utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation and other factors described below.

THE MARKETS IN WHICH WE PARTICIPATE ARE INTENSELY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, OUR OPERATING RESULTS COULD BE HARMED.

The analog semiconductor industry is intensely competitive and is characterized by rapid technological change, product obsolescence and price erosion. Increased competition has in the past and could in the future result in price reductions, reduced gross margins or loss of market share, any of which could harm our operating results. In our primary markets, we compete with Analog Devices, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., Texas Instruments Inc., Toshiba and National Semiconductor Corporation. We also compete indirectly with the in-house design staffs of some of our customers and end-users, which often provide alternative solutions to individual analog systems requirements. Many of our current and potential competitors have greater name recognition, larger customer bases and greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors. These combinations may provide our competitors and potential competitors with a competitive advantage over us by enabling them to expand their product offerings and service capabilities to meet a broader range of customer needs. In addition, the introduction of new technologies and new market entrants may increase competitive pressures.

CYCLICALITY IN THE SEMICONDUCTOR INDUSTRY HAS HISTORICALLY LED TO SUBSTANTIAL DECREASES IN DEMAND FOR OUR PRODUCTS AND TECHNOLOGIES AND MAY DO SO IN THE FUTURE.

Our operating results are subject to significant variation due to the cyclical nature of the semiconductor industry. The semiconductor industry is currently experiencing a downturn that is adversely affecting our operating results. Our net revenues for the quarters ended June 30, 2001 and September 30, 2001 decreased 28% and 44% from the same periods in fiscal 2000. Our net income decreased from $20.0 million in fiscal 2000 to $7.3 million in fiscal 2001. Our business depends upon the current and anticipated market demand for analog semiconductors and products using analog semiconductors. Prolonged downturns in the semiconductor industry will likely lead to proportionately greater downturns in our net income or we may incur net losses.

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

Our quarterly operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Some of the important factors that could cause our net revenues and operating results to fluctuate from period to period include:

•	shifts in demand for, and average selling prices of, our products;

•	the reduction, rescheduling or cancellation of orders by our customers;

•	the timing and success of product introductions and new technologies by our competitors and us;

•	the quantities of our products which we or third parties can manufacture and deliver in a quarter;

•	the timing of our investments in research and development;

•	the timing and provision of pricing protections and returns from our customers;

•	competitive pressures on selling prices;

•	the length of our sales cycle;

•	availability of manufacturing capacity for our products;

•	fluctuations in manufacturing yields; and

•	changes in product mix

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

THE FAILURE TO MANAGE AND SUSTAIN OUR GROWTH MAY HARM OUR BUSINESS.

Our ability to continue to grow successfully requires an effective planning and management process. Since September 30, 1999, we increased our headcount substantially, from 175 employees to 311 at September 30, 2001. Our growth has placed, and the recruitment and integration of additional employees will continue to place, a significant strain on our infrastructure, internal systems and other resources. To manage our growth effectively, we must continue to improve and expand our operational, financial and management information systems in a timely and efficient manner and invest the necessary capital. We cannot assure you that those resources will be available when we need them or that we will have sufficient capital to invest. If we are unable to manage and sustain our growth, our operating results may be harmed.

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

OUR NET REVENUES MAY DECREASE IF WE LOSE ANY OF OUR SIGNIFICANT CUSTOMERS, THEREBY HARMING OUR OPERATING RESULTS.

A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. For the year ended September 30, 2001, Microtek International, Inc., Solectron and Samsung accounted for 24%, 13% and 11% of our net revenues. The loss of any significant customer coupled with our inability to obtain orders from new customers to compensate for such loss could cause our net revenues to decline, thereby harming our operating results.

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

We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our net revenues. Due to these factors, the following may reduce our operating results:

•	reduction, delay or cancellation of orders from one or more of our significant distributors or OEMs;

•	development by one or more of our significant distributors or end-user customers of other sources of supply;

•	selection by one or more of our significant OEMs of devices manufactured by one or more of our competitors for inclusion in future product generations;

•	sales of competing products by our distributors; or

•	failure of one of our significant customers to make timely payment of our invoices.

22

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

IF WE FAIL TO DEVELOP AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS.

We operate in an industry that is characterized by rapidly changing technology, frequent product introductions, product obsolescence, and ongoing demands for greater performance and functionality. We, therefore, must continually design, develop and introduce on a timely basis new products with improved features to retain and attract customers and be competitive. Successful product development and introduction on a timely basis requires that we:

•	design innovative and performance-enhancing features that differentiate our products from those of our competitors;

•	transition our products to new manufacturing technologies;

•	identify emerging technological trends in our target markets, including new standards for our products;

•	accurately identify and design new products to meet market needs;

•	bring products to market on a timely basis at competitive prices and maintain effective marketing strategies;

•	maintain a high level of investment in research and development;

•	respond effectively to technological changes or product announcements by others; and

•	adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully.

We cannot assure you that we will be able to meet the design and market introduction schedules for our new products or enhancements to our existing products or that these products will achieve market acceptance.

IN ORDER TO REMAIN COMPETITIVE IN THE ANALOG SEMICONDUCTOR INDUSTRY, WE MUST DEVELOP AND INTRODUCE NEW SEMICONDUCTOR DESIGN AND PROCESS TECHNOLOGIES ON A TIMELY BASIS.

Our future success depends upon our ability to:

•	design and develop products that utilize new process technologies;

•	secure the availability of our new process technologies from our foundry;

•	introduce new process technologies to the marketplace earlier than our competitors do; and

•	transfer our product design to multiple foundries efficiently.

23

Semiconductor design and process methodologies are subject to rapid technological change, and require large expenditures for research and development. We incurred research and development expenses of $22.8 million in fiscal 2001. We expect that our expenses for research and development will continue to increase because we continuously attempt, on a product-by-product basis, to migrate to smaller geometry process technologies. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. While we believe that transitioning our products to smaller geometries will be important for us to remain competitive, we cannot be certain that we can make these transitions successfully and on a cost-effective basis.

DUE TO OUR SIGNIFICANT LEVEL OF INTERNATIONAL SALES AND THE UTILIZATION OF FOREIGN MANUFACTURERS AND SUBCONTRACTORS, WE ARE SUBJECT TO INTERNATIONAL OPERATIONAL, FINANCIAL AND POLITICAL RISKS.

Sales of our products to customers outside the United States have accounted for a significant part of our net revenues. Our net international sales, as a percentage of our net revenues were 63% for the year ended September 30, 2001, 75% for the year ended September 30, 2000 and 57% for the year ended September 30, 1999. We expect net international sales, particularly into Japan, Taiwan and South Korea, to continue to account for a significant percentage of our net revenues in the future. In addition, we expect to continue to rely on manufacturers and subcontractors located in Taiwan, Malaysia and Thailand. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These include:

•	compliance with a wide variety of foreign laws and regulations;

•	changes in laws and regulations relating to the import or export of semiconductor products;

•	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

•	political and economic instability in or foreign conflicts involving the countries of our customers, manufacturers and subcontractors causing delays or reductions in orders for our products;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•	difficulties in staffing and managing personnel, distributors and representatives in foreign countries;

•	reduced protection for intellectual property rights in some countries, particularly in Asia;

•	currency exchange rate fluctuations, which could increase the price of our products in local currencies and thereby reduce our revenue from these sales;

•	seasonal fluctuations in purchasing patterns in other countries; and

•	fluctuations in freight rates and transportation disruptions.

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

We depend on a limited number of third party foundries for the production of most of our products. In particular, Agere Systems Inc. (formerly a division of Lucent Technologies) manufactures all of our junction isolation bipolar wafers, and American Microsystems, Inc. and UMC manufacture all of our complementary metal-oxide-semiconductor wafers. Also, we recently entered into a foundry relationship with Philips Semiconductors Inc. to manufacture junction isolation bipolar wafers for us. Our dependence on third parties to fabricate our products has significant risks that could potentially harm our operating results, including:

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

We have limited control over quality assurance and production costs.

We have limited control over manufacturing yields and our foundries occasionally experience lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the design, installation and initiation of new process technologies.

We cannot be certain that we will be able to maintain our good relationships with our existing foundries. In addition, we cannot be certain that we will be able to form relationships with other foundries as favorable as our current ones. Moreover, transferring from our internal fabrication facility or our existing foundries to another foundry, including the transfer to Philips Semiconductor Inc., could require a significant amount of time and loss of revenue, and we cannot assure you that we could make a smooth and timely transition. If foundries are unable or unwilling to continue to supply us with these semiconductor devices in required time frames and volumes or at commercially acceptable costs, our business may be harmed.

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

IF OUR USE OF ADVANCED BIPOLAR AND BI-CMOS TECHNOLOGY FOR OUR PRODUCT DEVELOPMENT IS IMPAIRED, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

In the fourth quarter of fiscal 2001, we discontinued the development of an advanced silicon-on-insulator technology in favor of outsourcing advanced bipolar and bi-cmos technology as part of our future product development strategy. As with the transition to any new process technology, we cannot assure you that this new technology can be successfully implemented for our product development requirements in a timely manner, that we will have access to this new technology to satisfy our requirements or that this new technology will provide the desired improvements over our current technology. Cancellation or significant delays in the transition to this new process technology or manufacturing problems associated with transferring our current product line to this technology, or problems associated with the development and manufacturing of our future products using this technology could harm our business and results of operations. Cancellation or significant delays resulting from the transition to and use of this technology also could harm our new product development program.

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

Our products have in the past contained, and may in the future contain, undetected errors or defects. Any similar problem in the future may:

•	cause delays in product introductions and shipments;

•	result in increased costs and diversion of development resources;

•	cause us to incur increased charges due to obsolete or unusable inventory;

•	require design modifications; or

•	decrease market acceptance or customer satisfaction with these products, which could result in product returns.

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

EARTHQUAKES, OTHER NATURAL DISASTERS AND “ROLLING BLACKOUTS” MAY DAMAGE OUR FACILITIES OR THOSE FOUNDRIES AND OTHERS ON WHICH WE DEPEND.

Our corporate headquarters and internal foundry are located in California near major earthquake faults, which have experienced earthquakes in the past. In addition, some of the foundries, suppliers and other third parties upon which we rely are located near fault lines. An earthquake or other natural disaster near one or more of the facilities of third parties upon which we rely, like the earthquake in Taiwan in September 1999 could disrupt the operations of those parties. Additionally, the loss of power, such as the temporary loss of power caused by the “rolling blackouts” experienced by us at our facility in Northern California, could disrupt our operations. None of these disruptions would be covered by insurance and thus, the supply of our products could be limited and our business could be hampered.

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

Our success depends in part on our ability to protect our intellectual property rights covering our products and technologies. We rely on a combination of patent, copyright, trademark, trade secret laws and confidentiality procedures to protect our proprietary rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries, and the enforcement of those laws, do not protect proprietary rights to as great an extent as do the laws of the United States. We also cannot assure you that:

•	our means of protecting our proprietary rights will be adequate;

•	patents will be issued from our currently pending or future applications;

•	our existing patents or any new patents will be sufficient in scope or strength to provide any meaningful protection or commercial advantage to us;

•	any patent or registered trademark owned by us will not be invalidated, circumvented or challenged in the United States or foreign countries; or

•	others will not misappropriate our proprietary technologies or independently develop similar technology, duplicate our products or design around any patent issued to us or other intellectual property rights of ours.

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

WE MAY REQUIRE ADDITIONAL CAPITAL TO FUND OUR CAPITAL EXPENDITURES OR OUR OPERATIONS, HOWEVER, SUCH CAPITAL MAY NOT BE AVAILABLE.

The operation of our fabrication facility requires the continued investment of substantial capital. We intend to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. We may need equity or debt financing to fund improvements in our wafer fabrication facility or to fund other projects. The timing and amount of these capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for our products, our product mix, changes in semiconductor industry conditions and competitive factors. Debt or equity financing may not be available when needed or, if available, may not be available on terms satisfactory to us.

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

OUR TRADING PRICE MAY BE VOLATILE.

The market for securities of technology companies in general, and of companies in the semiconductor industry, including us, in particular, has been highly volatile. It is likely that the trading price of our common stock will continue to fluctuate in the future. Factors affecting the trading price of our common stock include:

•	responses to fluctuations in our operating results;

•	announcements of technological innovations, new products or product enhancements, joint ventures or significant agreements by us or our competitors;

•	our sales of common stock or other securities in the future;

•	general conditions in the video, optical storage, communications and power management markets; and

•	changes in financial estimates or recommendations by market analysts regarding us and our competitors.

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

Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our company or changes in our management that you may deem advantageous. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions:

•	authorize the issuance of “blank check” preferred stock, which is preferred stock that our board of directors can create and issue without prior stockholder approval with rights senior to those of common stock;

•	limit the ability of stockholders to call special meetings of stockholders;

•	prohibit cumulative voting in the election of directors, which would allow less than a majority of stockholders to elect director candidates; and

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

In addition, our board of directors declared a dividend of one preferred share purchase right for each share of our common stock outstanding, subject to limitations stated in the stockholder rights plan. These rights may delay, defer or prevent a change of control of our company.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short-term investments of $184.1 million at September 30, 2001.

Cash and cash equivalents were $129.2 million at September 30, 2001, representing a decrease of $30.3 million from September 30, 2000. The decrease is due to an increase in investments in short-term securities of $53.9 million, capital expenditures of approximately $13.3 million primarily for new process development, assembly and test, purchase of treasury stock of $5.1 million and payments on capital leases of approximately $1.6 million. These cash outflows were offset by cash generated from operations of $38.0 million and proceeds from the exercise of employee stock options and issuance of stock under our employee stock purchase plan of $5.0 million.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10.0% from levels at September 30, 2001, the fair value of the portfolio would decline by an immaterial amount.

At September 30, 2001, we had approximately $1.4 million of outstanding obligations under capital lease arrangements. As the lease payments associated with these arrangements do not have variable interest rates, an increase of 10.0% in short-term interest rates would not have a material impact on our net income or cash flows. We do not hedge any interest rate exposures.

Since we do not have any significant exposure to changing interest rates because of the low levels of marketable securities with maturities more than one year, we did not undertake any specific actions to cover exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We did not purchase or hold any derivative financial instruments for trading purposes.

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

We do not currently enter into foreign exchange forward contracts to hedge balance sheet exposures of our subsidiaries in Japan and the United Kingdom, and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in Yen and Pound Sterling. If foreign exchange rates were to weaken against the United States Dollar immediately and uniformly by 10.0% from the exchange rate at September 30, 2001, the fair value of these foreign currency amounts would decline by an immaterial amount.

At September 30, 2001, we had foreign currency forward contracts outstanding to hedge foreign currency trade receivables. These contracts have maturities typically ranging from 35 to 90 days and are intended to reduce exposure to foreign currency exchange risk. The aggregate notional amount of foreign exchange contracts at September 30, 2001 was $944,000 and the fair value of these contracts was insignificant. At September 30, 2000, the aggregate notional amount and the unfavorable change in fair value of foreign exchange contracts were $8.7 million and $116,000, respectively.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements are filed as part of this Report.

Page No.

Independent Auditors’ Report	36

Consolidated Balance Sheets as of September 30, 2001 and 2000	37

Consolidated Statements of Operations for each of the three fiscal years in the period ended September 30, 2001	38

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the three fiscal years in the period ended September 30, 2001	39

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended September 30, 2001	40

Notes to Consolidated Financial Statements	41

2.	INDEX TO SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Interim Financial Information	54

3.	INDEX TO FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of Elantec Semiconductor, Inc. for the years ended September 30, 2001, 2000 and 1999 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of Elantec Semiconductor, Inc.

Schedule II - Valuation and Qualifying Accounts for each of the three fiscal years in the period ended September 30, 2001	55

Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable

31

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to Directors and Executive Officers may be found in Part I hereof in the section captioned “Executive Officers and Directors of the Company.” Information required by this Item with respect to filings under Section 16 of the Securities Exchange Act of 1934 may be found in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 15, 2002. Such information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to this Item may be found in the section captioned “Proposal No. 1 – Election of Directors – Directors’ Compensation”, “Executive Compensation”, “Agreements with Executive Officers” and “Compensation Committee Interlocks and Insider Participation” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 15, 2002. Such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned “Security Ownership of Certain Beneficial Owners and Management” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 15, 2002. Such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned “Certain Transactions” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on February 15, 2002. Such information is incorporated herein by reference.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Financial Statements and Financial Statement Schedule. See Index to Consolidated Financial Statements, Index to Supplemental Financial Information and Index to Financial Statement Schedule at Item 6 of this Report.

     2. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.01	Registrant’s Certificate of	S-1	8/24/95	3(2).01
	Incorporation.
3.02	Registrant’s Certificate of Amendment	10-Q	8/14/00	4.1
	to its Certificate of Incorporation.
3.03	Registrant’s Certificate of Amendment	10-Q	2/14/01	3.03
	to its Certificate of Incorporation.
3.04	Registrant’s Certificate of Designation.	8-A	9/16/98	3.2
3.05	Amended and Restated Bylaws of	10-Q	2/14/01	3.05
	Registrant.
3.06	Specimen Certificate for Registrant’s	S-3	9/21/00	4.05
	Common Stock.
4.01	Rights Agreement dated September 14,	8-A	9/16/98
	1998 between Registrant, Bank Boston,
	N.A., as Rights Agent, which includes
	as Exhibit A the form of Certificate of
	Designations of Series A Junior
	Participating Preferred Stock, as
	Exhibit B the Form of Rights
	Certificate and as Exhibit C the
	Summary of Rights to Purchase Preferred
	Shares.
10.01	Registrant’s 1983 Stock Option Plan, as	S-1	8/24/95	10.01
	amended, and related documents.
10.02	Registrant’s 1994 Equity Incentive Plan	S-1	8/24/95	10.02
	and related documents.
10.03	Form of Registrant’s 1995 Equity	S-8	2/26/01	4.03
	Incentive Plan, as amended, and related
	documents.
10.04	Form of Registrant’s 1995 Directors
	Stock Option, as amended, Plan and	S-8	2/26/99	4.03
	related documents.
10.05	Form of Registrant’s 1995 Employee
	Stock Purchase Plan and related	S-1	8/24/95	10.05
	documents.
10.06	Form of Registrant’s 2001 Equity	10-Q	5/16/01	10.17
	Incentive Plan, as amended and related
	documents.
10.07	Form of Indemnification Agreement	S-1	8/24/95	10.06
	entered into by the Registrant with
	each of its directors and executive
	officers.
10.08	Employment Agreement between the	10-K	12/8/00	10.16
	Registrant and Richard Beyer dated July
	12, 2000.
10.09	Executive Change in Control Severance				X
	Benefits Agreement between Registrant
	and Richard Beyer, as amended.
10.10	Form of Executive Change in Control	10-Q	5/16/01	10.19
	Severance Benefits Agreement for
	Executive Officers.

33

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.11	Standard Industrial/Commercial Single	S-1	8/24/95	10.09
	Tenant Lease dated June 23, 1993, by
	and between Registrant and Robert
	Ruggles, including amendments one
	through five thereto.
10.12	First Amendment to Standard	10-Q	8/14/96	10.17
	Industrial/Commercial Single-Tenant
	Lease dated June 23, 1993.
10.13	Standard Industrial/Commercial	10-Q	8/14/96	10.18
	Single-Tenant Lease dated February 20,
	1996.
10.14	Addendum to Standard	10-Q	8/14/96	10.19
	Industrial/Commercial Single-Tenant
	Lease dated February 20, 1996.
10.15	Distributor Agreement dated October 1,	S-1	8/24/95	10.14
	1989, between the Registrant and
	Insight.
10.16	Distributor Agreement between the	10-K	12/20/96	10.20
	Registrant and Microtek Inc., dated
	August 1, 1996.
21.01	Subsidiaries of the Registrant.				X
23.01	Consent of Deloitte & Touche LLP,				X
	Independent Auditors.
24.01	Powers of Attorney (see page 61 of this				X
	Report).

(b)	Reports on Form 8-K: No reports were filed in the fourth quarter of fiscal 2001.

(c)	Exhibits: The Registrant hereby files as part of this Report the exhibits listed in Item 14(a)(2), as set forth above.

34

Independent Auditors’ Report

To the Board of Directors and Stockholders of Elantec Semiconductor, Inc. Milpitas, California:

We have audited the accompanying consolidated balance sheets of Elantec Semiconductor, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the consolidated financial statement schedule listed in Item 8(3). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Elantec Semiconductor, Inc. and subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule listed in Item 8(3), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte &Touche LLP

San Jose, California
October 22, 2001

Elantec Semiconductor, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share and per share amounts)
	September 30,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$129,192	$159,531
Short-term investments	54,873	1,023
Accounts receivable, net of allowances of $1,910 in 2001
and $3,121 in 2000	7,258	20,301
Inventories	13,327	9,552
Deferred income taxes	3,130	4,038
Prepaid expenses and other current assets	3,868	7,056

Total current assets	211,648	201,501
Property and equipment:
Machinery and equipment	22,900	31,331
Furniture and fixtures	1,403	905
Leasehold improvements	4,136	5,515

	28,439	37,751
Accumulated depreciation and amortization	(15,839)	(16,316)

	12,600	21,435
Other assets, net	1,270	820
Non-current deferred income taxes	14,541	5,170

Total assets	$240,059	$228,926

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,874	$15,513
Accrued salaries and benefits	2,279	3,027
Income taxes payable	2,045	—
Other accrued liabilities	1,600	1,065
Deferred revenue	2,765	3,977
Current portion of capital lease obligations	917	1,355

Total current liabilities	18,480	24,937
Long-term capital lease obligations	459	1,572
Other long-term liabilities	1,738	1,767
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000 in 2001 and 2000	—	—
Issued and outstanding shares - none
Common stock, $.01 par value:
Authorized shares - 50,000,000 in 2001 and 2000
Issued and outstanding shares - 23,036,000 in 2001
and 21,930,000 in 2000	231	220
Additional paid-in capital	206,226	190,851
Deferred stock compensation	(3,764)	(4,767)
Retained earnings	21,714	14,386
Accumulated other comprehensive income (loss)	112	(40)
Treasury stock, at cost - 233,000 shares of common stock in 2001	(5,137)	—

Total stockholders’ equity	219,382	200,650

Total liabilities and stockholders’ equity	$240,059	$228,926

See accompanying notes to consolidated financial statements. 36

Elantec Semiconductor, Inc. and Subsidiaries Consolidated Statements of Operations (in thousands, except per share amounts)

	Year ended September 30,
	2001	2000	1999
Net revenues	$112,507	$101,232	$50,662

Cost of revenues	50,302	39,671	25,785
Cost of revenues - inventory write-down	1,866	—	1,008

Gross profit	60,339	61,561	23,869

Operating expenses:
Research and development	22,826	14,888	7,796
Marketing, sales, general, and administrative	18,973	16,319	10,833
Restructuring and impairment charges	15,884	—	12,009

Total operating expenses	57,683	31,207	30,638

Income (loss) from operations	2,656	30,354	(6,769)
Interest and other income, net	8,792	1,639	528
Interest expense	(182)	(288)	(400)

Income (loss) before taxes	11,266	31,705	(6,641)
Provision for (benefit from) income taxes	3,938	11,727	(2,766)

Net income (loss)	$7,328	$19,978	$(3,875)

Earnings (loss) per share:
Basic	$0.33	$1.03	$(0.21)
Diluted	$0.29	0.85	$(0.21)

Shares used in computing per share amounts:
Basic	22,332	19,429	18,512
Diluted	25,487	23,530	18,512

See accompanying notes to consolidated financial statements. 37

Elantec Semiconductor, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (in thousands)

	Common Shares	Stock Amount	Addi- tional Paid-in Capital	Deferred Stock Compen- sation	Retained Earnings (Accum- ulated) (Deficit)	Accum- ulated Other Compre- hensive Loss	Treasury Stock (Common)	Total Stock- holders’ Equity	Total Compre- hensive Income (Loss)

Balance at October 1, 1998	18,376	$184	$33,810		$(1,717)	—	—	$32,277
Exercise of stock options	394	4	606		—	—	—	610
Tax benefit of stock
option transactions	—	—	551		—	—	—	551
Net loss	—	—	—		(3,875)	—	—	(3,875)	(3,875)
Foreign currency
translation adjustment	—	—	—			$(37)	—	(37)	(37)

Total comprehensive loss							—		$(3,912)

Balance at September 30, 1999	18,770	$188	$34,967	$—	(5,592)	$(37)	$—	$29,526
Exercise of stock options	1,277	13	3,002	—	—	—	—	3,015
Tax benefit of stock option
transactions	—	—	12,377	—	—	—	—	12,377
Proceeds from secondary
stock offering	1,760	18	135,033	—	—	—	—	135,051
Employee stock purchase	36	—	456	—	—	—	—	456
Deferred stock compensation	87	1	5,016	$(5,017)	—	—	—	—
Amortization of deferred
stock compensation				250				250
Net Income	—	—	—	—	19,978	—	—	19,978	19,978
Unrealized loss on available
for sale Investments,
net of tax						(9)		(9)	(9)
Foreign currency translation
adjustment	—	—	—	—	—	6	—	6	6

Total comprehensive income							—		$19,975

Balance at September 30, 2000	21,930	$220	$190,851	$(4,767)	$14,386	$(40)	$—	$200,650
Exercise of stock options	1,066	11	3,625	—	—	—	—	3,636
Tax benefit of stock option
transactions	—	—	10,368	—	—	—	—	10,368
Purchase of treasury stock	—	—	—	—	—	—	(5,137)	(5,137)
Employee stock purchase	40	—	1,382	—	—	—	—	1,382
Amortization of deferred
stock compensation				1,003				1,003
Net income					7,328		—	7,328	7,328
Unrealized gain on available
for sale Investments,
net of tax						140		140	140
Foreign currency translation
adjustment						12	—	12	12

Total comprehensive income							—		$7,480

Balance at September 30, 2001	23,036	$231	$206,226	$(3,764)	$21,714	$112	$(5,137)	$219,382

See accompanying notes to consolidated financial statements. 38

Elantec Semiconductor, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)

	Year ended September 30,
	2001	2000	1999
Operating activities
Net income (loss)	$7,328	$19,978	$(3,875)
Reconciliation of net income (loss) to net cash provided by
operating activities:
Depreciation and amortization	6,550	3,033	3,134
Amortization of deferred stock compensation	1,003	250	—
Tax benefit of stock option transactions	10,368	12,377	551
Deferred income taxes	(8,463)	(3,058)	(2,220)
Gain on disposition of property and equipment	(209)	—	—
Inventory write-down	1,866	—	1,008
Property and equipment impairment charges	15,325	—	11,090
Changes in operating assets and liabilities:
Accounts receivable	13,043	(15,355)	261
Inventories	(5,641)	(6,252)	4,751
Prepaid expenses and other current assets	3,188	(5,955)	(501)
Payables and other accrued liabilities	(4,836)	13,551	(421)
Deferred revenue	(1,212)	1,711	(360)

Net cash provided by operating activities	38,310	20,280	13,418

Investing activities
Purchase of available for sale investments	(1,291,058)	(148,737)	(78,476)
Sale and maturity of available for sale investments	1,237,348	148,909	80,923
Purchase of property and equipment	(15,453)	(15,679)	(2,750)
Disposal of property and equipment	2,622	—	—
Decrease (increase) in other assets	(450)	102	(490)

Net cash used in investing activities	(66,991)	(15,405)	(793)

Financing activities
Payments on capital lease obligations	(1,551)	(1,353)	(1,427)
Payments on long-term debt	—	—	(127)
Increase in other long-term liabilities	—	22	—
Proceeds from issuance of common stock	—	135,051	—
Purchase of treasury stock	(5,137)	—	—
Proceeds from exercise of stock options and employee stock
purchase plan	5,018	3,471	610

Net cash provided by (used in) financing activities	(1,670)	137,191	(944)

Effect of exchange rate changes on cash and cash equivalents	12	6	(37)

Increase (decrease) in cash and cash equivalents	(30,339)	142,072	11,644
Cash and cash equivalents at beginning of period	159,531	17,459	5,815

Cash and cash equivalents at end of period	$129,192	$159,531	$17,459

Supplemental disclosures of cash flow information
Taxes paid (refunded)	$(5,500)	$7,959	$220

Interest paid	$170	$274	$427

See accompanying notes to consolidated financial statements. 39

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Business.Elantec Semiconductor, Inc. (the “Company”) designs, manufactures and markets high performance analog integrated circuits used in the video, optical storage, communications and power management markets. The Company’s principal markets include North America, Asia and Europe.

Fiscal Year. The Company’s fiscal year ends on the Sunday closest to September 30. Fiscal years 2001, 2000, and 1999 ended on September 30, October 1, and October 3, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on September 30 for each fiscal year. Fiscal year 1999 included 53 weeks while fiscal years 2001 and 2000 included 52 weeks per year.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Significant estimates include asset impairment charges, allowance for potentially uncollectible accounts receivable, inventory reserves, warranty costs, sales returns and accrued liabilities. Actual results could differ from those estimates.

Consolidation.The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity (at the date of purchase) of three months or less to be cash equivalents.

Short-Term Investments. The Company’s policy is to invest in various short-term instruments with investment grade credit ratings. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company classifies its short-term investments as “available-for-sale” securities and the cost of securities sold is based on the specific identification method.

Significant Risks and Uncertainties. The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations: delays in new product and process technology announcements and product introductions by the Company or its competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under-utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation among other factors.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments, trade receivables and foreign exchange forward contracts.

The Company’s policy is to place its cash, cash equivalents and short-term investments with high credit quality institutions and limit the amount invested with any one institution or in any type of financial instrument. The Company does not hold or issue financial instruments for trading purposes.

The Company’s products are sold to a wide variety of original equipment manufacturers through a direct sales force and to a network of distributors. The Company generally does not require collateral for its accounts receivable. However, the Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, primarily letters of credit, if necessary.

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives. Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The statement requires that all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS 133 did not result in a transition adjustment at October 1, 2000. The Company uses derivative instruments, primarily forward exchange contracts, to manage the foreign currency exchange rate risk associated with certain assets and forecasted transactions which are denominated in currencies other than the U.S. Dollar. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions, with the principal currency hedged being the Japanese yen. The Company has not designated any of its forward exchange contracts as hedging instruments under SFAS 133, and therefore the favorable change in fair value of these forward exchange contracts of $0.1 million for the year ended September 30, 2001 has been recorded as interest and other income. The notional amount of these instruments as of September 30, 2001 was $0.9 million and their fair value was insignificant.

Inventories.Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

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

Long-lived Assets.The Company accounts for long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 121 requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted SAB No. 101, as amended, in the fourth quarter of fiscal 2001. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Foreign Currency Translation. The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in net earnings.

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized in the future.

Advertising Expense.The Company expenses the costs of advertising as incurred. Advertising expense was $923,000, $600,000, and $671,000 for the fiscal years ended September 30, 2001, 2000, and 1999, respectively.

Earnings Per Share – Basic earnings per share (“EPS”) is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the number of common equivalent shares outstanding as a result of the assumed exercise of common stock options, using the treasury stock method and shares issuable under our employee stock purchase plan

Comprehensive Income (Loss) – Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is presented in the Company’s Statements of Stockholders’ Equity.

2. Recently Issued Accounting Pronouncements

Business Combinations, Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with indefinite useful lives will not be amortized, but will be tested at least annually for impairment. The Company is required to adopt SFAS 142 no later than its fiscal year beginning September 30, 2002. The Company does not carry any goodwill or other intangibles on its balance sheet as of September 30, 2001 and, accordingly, does not expect the adoption to have a material impact on its financial statements.

Long-lived assets. In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 on October 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial statements.

3. Short-term Investments

At September 30, 2001, short-term investments consisted of corporate debt and United States Government Agencies debt of $30,902,000 and $13,122,000, respectively, all maturing within one year and corporate debt of $7,767,000 and foreign corporate debt of $3,082,000 respectively, all maturing within two years. At September 30, 2000, short-term investments consisted of corporate debt of $1,023,000, all maturing within one year. At September 30, 2001 fair market value, determined by quoted market prices, exceeded carrying value by $140,000. At September 30, 2000 carrying value exceeded fair value, determined by quoted market prices, by $9,000. Realized gains and losses were immaterial.

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Inventories

Inventories consisted of the following (in thousands):

	September 30,
	2001	2001
Raw materials	$708	$971
Work-in-process	9,628	6,693
Finished goods	2,991	1,888

	$13,327	$9,552

5. Commitments and Contingencies

The Company leases its principal facilities under operating leases that expire at various dates through 2005. The Company is generally responsible for taxes, assessments, maintenance and insurance under its leases. In addition, machinery and equipment included $5.1 million and $6.8 million of equipment acquired under capital leases and $4.5 million and $5.4 million of related accumulated amortization at September 30, 2001 and 2000, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The following is a schedule of future minimum lease payments under capital and operating leases as of September 30 (in thousands):

	Capital Leases	Operating Leases
2002	$1,033	$1,482
2003	427	1,248
2004	—	968
2005	—	658
2006	—	81
Thereafter	—	288

Total minimum lease payments	1,460	4,725
Amount representing interest	(84)	—

Present value of net minimum lease payments	1,376	$4,725

Current portion	(917)

Long-term capital lease obligations	$459

Total rental expense on all operating leases was $1.4 million, $1.0 million, and $1.2 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. At September 30 2001, outstanding commitments to purchase capital equipment totaled approximately $1.9 million.

The Company is a party to a number of legal proceedings arising in the normal course of its business. These actions include employee-related issues. While it is not feasible to predict or determine the outcome of these matters, the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.

6. Stockholders’ Equity

Common Stock Repurchase. On December 19, 2000, the Company’s Board of Directors authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in the open market, depending on market conditions and other corporate considerations. As of September 30, 2001, the Company had repurchased 233,000 shares of its common stock for $5.1 million in connection with the share repurchase program.

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Employee Stock Purchase Plan. The Company has reserved and the stockholders approved 450,000 shares of common stock for issuance to eligible employees under the 1995 Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, eligible employees, subject to certain restrictions, may purchase shares of common stock at a price equal to the lesser of 85% of the fair market value at either the beginning of each six-month offering period or the end of each six-month offering period. As of September 30, 2001, 75,526 shares have been issued under the Purchase Plan.

Restricted Stock Awards. The compensation committee may grant participants restricted stock awards to purchase stock either in addition to, or in tandem with, other awards under the 1995 Equity Incentive Plan, under such terms, conditions and restrictions as the compensation committee may determine. A Restricted Stock Purchase Award for 86,500 shares of common stock was issued to Richard Beyer, the Company’s Chief Executive Officer, in July 2000. The Company has a right of repurchase on these shares that expires ratably over a five-year period. In accordance with APB No. 25, the Company recorded $5,017,000 as deferred compensation in the year ended September 30, 2000. This amount is being amortized on a straight-line basis over 5 years. During the year ended September 30, 2001 the related amortization expense amounted to $1,003,000.

Stock Option Plans. In August 1995, the Board of Directors approved and in September 1995, the stockholders approved (i) the adoption of the 1995 Equity Incentive Plan (the “1995 Equity Plan”) as the successor to the 1994 Equity Incentive Plan (the “Predecessor Plan”), pursuant to which 1,100,000 shares of the Company’s common stock, plus the number of shares remaining unissued and not subject to outstanding options under the Predecessor Plan and any shares issuable upon exercise of options granted under the Predecessor Plan that expire or become unexercisable for any reason without having been exercised in full, have been reserved for future issuance, and (ii) the adoption of the 1995 Directors’ Stock Option Plan (the “1995 Directors’ Plan”) pursuant to which 300,000 shares of the Company’s common stock have been reserved for future issuance. Each outstanding option under the Predecessor Plan will continue to be governed by the terms and conditions of such plan; no additional options will be granted under the Predecessor Plan.

Pursuant to various resolutions approved by the Board of Directors and stockholders, the number of shares of the Company’s common stock reserved for issuance under the 1995 Equity Plan has been increased by 5,953,500 shares.

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

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the 1995 Directors’ Plan, nonqualified options may be granted to nonemployee directors only at the price per share that is not less than the fair market value of common stock on the date of grant. Vesting under the 1995 Directors’ Plan accrues monthly over four years from the date of grant. The 1995 Directors’ Plan expires ten years after adoption.

In November 2000, the Board of Directors of the Company adopted the 2001 Equity Incentive Plan (the “2001 Equity Plan”) and in January 2001 it was approved by the stockholders of the Company as the successor to the 1995 Equity Incentive Plan (the “Predecessor Plan”), pursuant to which 1,050,000 shares of common stock, plus the number of shares remaining unissued and not subject to outstanding options under the Predecessor Plan and any shares issuable upon exercise of options granted under the Predecessor Plan that expire or become unexercisable for any reason without having been exercised in full, have been reserved for future issuance. Each outstanding option under the Predecessor Plan will continue to be governed by the terms and conditions of such plan.

Under the 2001 Equity Plan, incentive stock options may be granted to employees only at the price per share that is not less than the fair market value of common stock on the date of grant. Nonqualified options may be granted to employees or others at a price per share not less than 85% of fair market value of the common stock on the date of grant. Options are exercisable to the extent vested. Vesting, as established by the Board of Directors, is 25% of the shares on the first anniversary of the date of grant and 1/48th (or 2.0833%) of the total number of shares on a monthly basis thereafter with options being fully vested in four years. The Company may also grant stock bonuses and issue restricted stock to employees and others. The Company has made no such grants since the 2001 Equity Plan’s inception. The 2001 Equity Plan expires ten years after adoption.

In May 2001, the Board of Directors of the Company approved the following amendments to the 2001 Equity Incentive Plan: (1) the minimum exercise price will be no less than 100% of fair market value of the shares on the date of grant, except that the exercise price may be reduced to no less than 85% of the fair market value of the shares on the date of grant if the discount is expressly made in lieu of a reasonable amount of salary or cash bonus; (2) repricing of options will not be approved by the Board of Directors without prior shareholder approval; (3) Restricted Stock Awards (RSAs) will have a restriction period of at least three years unless performance based – in which case the restriction period will be not less than one year; (4) stock awards (other than stock options and RSAs) will be granted to officers/directors only in lieu of salary or cash bonus, or they will be tied to performance standards covering at least one year. The number of such shares awarded will be reasonable; and (5) the Board of Directors will have the authority to grant waivers of Plan or Award conditions only under extraordinary conditions, such as, death, disability, or change of corporate control.

In October 2001, the Board of Directors approved an amendment to the Equity Incentive Plan to increase the number of shares reserved for issuance thereunder to 2,050,000.

In December 2001, the Board of Directors of the Company approved the following amendments to the Equity Incentive Plan in order to set forth rules governing stock option grants to non-employee Directors of the Company: (1) the Company will grant to each person, who is not an employee of the Company or any parent, subsidiary or affiliate of the Company, who becomes a Director of the Company, an option for 40,000 shares of Common Stock on the date such person joins the Board of Directors; (2) the Company will grant to each Director of the Company on the date of the Company’s annual stockholders’ meeting an option for 20,000 shares of Common Stock; (3) Options for shares of Common Stock granted to a non-employee Director of the Company will be exercisable as the options vest and will vest as to one forty-eighth (1/48th) of the shares beginning one month after the initial grant date and will vest an additional one forty-eighth (1/48th) of the shares each month thereafter, so long as the non-employee Director continuously remains a member of the Board of Directors; and (4) Options for shares of Common Stock granted to a non-employee Director of the Company will accelerate in the event of a dissolution or liquidation of the Company; a merger or consolidation in which the Company is not the surviving corporation (other than a merger or consolidation with a wholly owned subsidiary, a reincorporation of the Company in a different jurisdiction, or other transaction in which there is no substantial change in the stockholders of the Company or their relative stock holdings and the options for Common Stock of the Company granted under the Equity Incentive Plan are assumed, converted or replaced by the successor corporation, which assumption will be binding on all non-employee Directors who are optionees); a merger in which the Company is the surviving corporation but after which the stockholders of the Company (other than any stockholder which merges (or which owns or controls another corporation which merges) with the Company in such merger) cease to own their shares or other equity interests in the Company; the sale of substantially all of the assets of the Company; or any other transaction which qualifies as a “corporate transaction” under Section 424(a) of the Code wherein the stockholders of the Company give up all of their equity interests in the Company (except for the acquisition, sale or transfer of all or substantially all of the outstanding shares of the Company from or by the stockholders of the Company), the vesting of all options granted pursuant to the Equity Incentive Plan will accelerate and the options will become exercisable in full prior to the consummation of such event at such times and on such conditions as the Compensation Committee determines, and if such options are not exercised prior to the consummation of the corporate transaction, they will terminate in accordance with the provisions of the Equity Incentive Plan.

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information with respect to the Company’s stock option plans follows:

		Options Outstanding
	Shares Available	Number of Shares	Weighted Average Price Per Share
Balance at October 1, 1998	429,836	3,910,946	$2.20
Additional share reservation	2,200,000	—	—
Options granted	(1,931,000)	1,931,000	3.48
Options exercised	—	(393,864)	1.56
Options canceled	361,836	(361,836)	2.40
Options expired	(504)	—	—

Balance at September 30, 1999	1,060,168	5,086,246	2.72
Additional share reservation	1,553,500	—	—
Options granted	(2,333,044)	2,333,044	34.31
Options exercised	—	(1,277,647)	2.36
Options canceled	139,553	(139,553)	10.12

Balance at September 30, 2000	420,177	6,002,090	14.88
Additional share reservation	1,650,000	—	—
Options granted	(1,893,472)	1,893,472	42.01
Options exercised	—	(1,066,318)	3.41
Options canceled	532,063	(532,063)	47.13
Options expired	(118)	—	—

Balance at September 30, 2001	708,650	6,297,181	$22.26

46

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

The following table summarizes information about stock options outstanding at September 30, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10 - $2.53	1,377,178	6.57	$1.97	987,545	$1.96
$2.56 - $13.75	1,968,320	7.60	$7.96	1,237,770	$6.33
$15.97 - $40.50	1,977,187	9.17	$33.28	282,414	$28.45
$41.06 - $109.50	972,396	8.81	$57.30	269,404	$56.90
$121.75 - $121.75	2,100	9.10	$121.75	—	—

$0.10 - $121.75	6,297,181	8.06	$22.26	2,777,133	$11.93

At September 30, 2000 and 1999, 2,037,450 and 1,861,828 options were exercisable at weighted average exercise prices of $2.99 and $2.24, respectively.

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

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year ended September 30,
	2001	2000	1999
Expected life (years)	5.8	6.2	6.7
Expected volatility	117.3%	111.7%	98.0%
Risk-free interest rate	4.5%	6.0%	6.0%

The weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $38.61, $28.81 and $3.25, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options’ vesting period. The Company’s historical and pro forma information follows (in thousands, except for per share information):

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended September 30,
	2001	2000	1999
Net income (loss):
Historical	$7,328	$19,978	$(3,875)
Pro forma	$(43,354)	$4,329	$(6,714)

Diluted Net income (loss) per share:
Historical	$0.29	$0.85	$(0.21)
Pro forma	$(1.70)	$0.18	$(0.37)

7. Earnings (Loss) Per Share

The following table sets forth the reconciliation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share computations for the years ended September 30 (in thousands, except per share amounts):

	Year ended September 30,
	2001	2000	1999
Net income (loss) (numerator):
Net income (loss)	$7,328	$19,978	$(3,875)

Shares (denominator):
Weighted average shares of common stock outstanding
used in computation of basic earnings (loss) per share	22,332	19,429	18,512
Dilutive effect of stock options and employee stock purchase plans	3,155	4,101	—

Shares used in computation of diluted earnings (loss) per share	25,487	23,530	18,512

Basic earnings (loss) per share	$0.33	$1.03	$(0.21)

Diluted earnings (loss) per share	$0.29	$0.85	$(0.21)

8. Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year ended September 30,
	2001	2000	1999
Current:
Federal	$7,477	$11,525	$(261)
State	4,286	3,260	—
Foreign	638	—	—

Total current	12,401	14,785	(546)
Deferred:
Federal	(5,240)	(2,069)	(2,170)
State	(3,223)	(989)	(50)

Total deferred	(8,463)	(3,058)	(2,220)

Total provision (benefit)	$3,938	$11,727	$(2,766)

48

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets for federal and state income taxes were as follows (in thousands):

	September 30,
	2001	2000
Deferred tax assets
Depreciation	$ 5,215	$ —
Restructuring reserves	5,131	4,074
Net operating loss carryforwards	4,628	—
Tax credit carryforwards	3,271	2,305
Inventory reserves	2,308	1,124
Deferred revenue	1,212	1,704
Distributor reserves	541	724
Other accruals and reserves not currently deductible	1,017	1,596

	23,323	11,527
Deferred tax liabilities
Taxes on unremitted foreign earnings	3,538	—
State taxes	2,114	958
Depreciation	—	1,361

	5,652	2,319

Total net deferred tax assets	$17,671	$ 9,208

The total net deferred tax asset is classified on the balance sheet as follows (in thousands):

	September 30,
	2001	2000
Current deferred income tax assets	$ 3,130	$4,038
Non-current deferred income tax assets	14,541	5,170

Net deferred income tax assets	$17,671	$9,208

The provisions (benefit) for taxes on income differed from the provisions calculated by applying the federal statutory rate to income before taxes as follows (in thousands):

	Year ended September 30,
	2001	2000	1999
Expected provisions at statutory rates	$ 3,943	$ 10,769	$(2,266)
State taxes, net of federal benefit	690	1,499	(399)
Foreign taxes	638	—	—
General business credits	(209)	(812)	(230)
Foreign income taxed at lower rates	(1,026)	—	—
Benefit of Foreign Sales Corporation	—	(313)	—
Foreign losses providing no benefit	—	799	—
Other	(98)	(215)	629
Reversal of valuation allowance	—	—	(500)

Total	$ 3,938	$ 11,727	$(2,766)

49

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In fiscal 1999, management determined that realization of the remaining deferred tax assets subject to the valuation allowance was more likely than not and reversed the related allowance of $500,000.

The Company has net operating loss carryforwards available to offset future federal taxable income and business credit carryforwards of $13 million and $650,000 respectively, expiring through 2021. In addition, the Company has state business credit carryforwards of $2.3 million.

9. Employee Benefit Plan

The Company has a 401(k) savings plan that covers substantially all full-time employees. Eligible employees are permitted to make fully vested tax deferred contributions of up to 22.5% of their annual gross compensation, subject to certain Internal Revenue Service limitations. The plan provides for employer contributions at the discretion of the Board of Directors. Contributions made by the Company for the years ended September 30, 2001, 2000, and 1999 were approximately $459,000, $305,000 and $241,000 respectively.

10. Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of its financial instruments, which consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable and long-term obligations, and has determined that the carrying amounts approximate fair value.

In the normal course of business, the Company has exposures to foreign currency fluctuations arising from foreign currency sales. The Company uses foreign exchange forward contracts to limit its exposure to foreign exchange losses arising from nonfunctional currency trade receivables. The Company evaluates its net exposure therefrom and enters into forward contracts to hedge the net exposure over a specified amount. These contracts are executed with creditworthy financial institutions and are denominated in Japanese Yen. Gains and losses on these contracts serve as hedges in that they offset fluctuations that would otherwise impact financial results. Costs associated with entering into such contracts are generally amortized over the life of the instruments and are not material to the Company’s financial results.

At September 30, 2001 the Company had foreign currency forward contracts outstanding to hedge foreign currency trade receivables. These contracts have maturities, typically ranging from 35 to 90 days and are intended to reduce exposure to foreign currency exchange risk. The aggregate notional amount of foreign exchange contracts at September 30, 2001 was $944,000 and their fair value of these contracts was insignificant. At September 30, 2000, the aggregate notional amount and the unfavorable change in fair value of foreign exchange contracts were $8.7 million and $116,000, respectively.

11. Segment Information and Significant Customers

The Company operates in one operating and reportable segment, which is the design, development and marketing of a variety of analog integrated circuits. The Company’s chief operating decision-maker is the Chief Executive Officer.

The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives, and distributors. The Company’s geographic sales, as a percentage of net revenues, were as follows:

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended September 30,
	2001	2000	1999
Domestic	37%	25%	43%
Export:
Europe	9%	9%	12%
Japan	29%	37%	35%
Other Pacific Rim Countries	25%	29%	10%

	100%	100%	100%

The Company’s assets located outside the United States are insignificant. Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Year ended September 30,
	2001	2000	1999
Microtek International, Inc. - Japan	24%	32%	30%
Solectron - United States	13%	*	*
Samsung Electronics - Korea	11%	12%	*
Insight Electronics, Inc. - United States	*	*	10%

     * less than 10%

Microtek International and Insight Electronics, Inc. are distributors who support the Company’s sales to a large number of customers.

At September 30, 2001, Microtek International and Samsung Electronics accounted for 14% and 13%, respectively, of the Company’s trade receivables. At September 30, 2000, Microtek International and Samsung Electronics accounted for 32% and 13%, respectively, of the Company’s trade receivables.

12. Restructuring and Impairment Charges

Fiscal 2001 Actions

In the third quarter of 2001, the Company announced that a continued softness in its communications business had led to a significant reduction in the demand on its internal fabrication facility, sort and test operations. During the several quarters preceding the announcement, the Company had expanded its internal fabrication facility, sort and test operations in response to forecasts of significant revenue growth in its communications business. However, the Company experienced significant customer order deferrals and cancellations in its communications business. Due to these customer actions, the Company was left in a position of significant excess inventory, which, based on current demand, would not be consumed during the products’ life cycle.

The Company, in response to the market situation, took certain actions to restructure its manufacturing operations. The Company retired and held for disposal certain manufacturing equipment no longer required for production. The Company adjusted the carrying value of this equipment down to the estimated net realizable value based on quotes obtained from an independent equipment broker.

The Company also took an excess inventory charge due to the sudden and significant decrease in forecasted revenue in its communications business. The charge was calculated in accordance with the Company’s policy, which is based on inventory levels in excess of the forecasted demand for each specific part over its estimated remaining life. The pretax charge for excess inventory was $1.5 million and is included in cost of revenues.

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The restructuring also included operating initiatives to improve the Company’s cost structure including a reduction of approximately 15% of the Company’s work force. The Company recorded a pretax charge of $0.2 million related to severance.

Also, in the fourth quarter of 2001, the Company decided to cease new product and process development in its internal fabrication facility and to outsource all new product and process development. As a result of the Company’s plan to outsource its new product and process development, the Company determined that an impairment of its remaining internal fabrication equipment existed under SFAS No. 121. Based on the significant reduction in the demand on its internal fabrication facility, the Company estimated the future nondiscounted cash flows relating to the internal wafer fabrication facility and concluded under SFAS No. 121 that impairment was indicated. The Company engaged independent valuation consultants to assist in evaluating the fair value of these assets to be held and used in the facility. Based on the valuation, the Company wrote down the carrying value of the equipment by $4.5 million and leasehold improvements by $0.6 million.

The Company also decided to reclassify certain manufacturing equipment no longer needed for production as equipment held for resale. The Company also estimated that certain quantities of dielectric inventory were in excess of current and anticipated customer demand.

The net book value of assets and estimated resale value of property and equipment reclassified as held for sale during fiscal 2000 is as follows (in thousands):

	Balances at Sept. 30, 2001
	Before Retirement	Resale Value
Machinery and equipment	$9,021	$2,078
Furniture and fixtures	94	—
Leasehold improvements	3,189	—

Total	$12,304	$2,078

In summary, in fiscal 2001, these actions resulted in pretax charges of $15.9 million to operating expenses and $1.9 million to cost of revenues in 2001. Remaining cash payments related to these activities are expected to be $327,000 in fiscal 2002. The following table summarizes the fiscal 2001 restructuring and impairment charges (in thousands):

	Total Restructuring and Impairment Charge	Utilized through Sept. 30, 2001	Balance at Sept. 30, 2001
Asset retirement	$10,226	$10,226	$—
Asset impairment	5,099	5,099	—
Payments to employees
involuntarily terminated	232	232	—
Other	327	—	327

Total	$15,884	$15,557	$327

52

ELANTEC SEMICONDUCTOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fiscal 1999 Actions

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

In response to the aforementioned, the Company decided to move gradually toward a primarily outsourced model through a period of several years. The Company further decided to discontinue development of future dielectric process technology in favor of the more state of the art silicon-on-insulator technology, where volume production will be outsourced. Based on the change in manufacturing strategy, the Company estimated the future nondiscounted cash flows relating to the internal wafer fabrication facility and concluded under SFAS No. 121 that impairment was indicated.

The Company engaged independent valuation consultants to assist in evaluating the fair value of these assets to be held and used in the facility. The Company, based on the valuations wrote-down the carrying value of the equipment by $4.3 million and leasehold improvements by $6.8 million.

The book values of assets, by category, before and after the write-down was as follows (in thousands):

	Balances at December 31, 1998
	Before Write-Down	After Write-Down
Machinery & equipment	$5,444	$1,159
Furniture & Fixtures	51	11
Leasehold Improvements	8,595	1,830

Total	$14,090	$3,000

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

These actions resulted in pretax charges of $12.0 million to operating expenses and $1.0 million to cost of goods sold in the first quarter of fiscal 1999. At September 30, 2001, there were no remaining cash payments related to these activities.

Elantec Semiconductor, Inc. and Subsidiaries Unaudited Interim Financial Information

Selected Quarterly Financial Data:

2001	1st (1)	2nd (1)	3rd (1)	4th (1)
	(in thousands except per share data)

Net Revenues	$40,712	$30,553	$20,513	$20,729
Gross profit	24,510	16,527	8,875	10,427
Income (loss) from operations (2,3)	12,531	5,379	(2,083)	(13,171)
Net income (loss) (2,3)	9,745	4,977	64	(7,458)

Earnings (loss) per share:
Basic (4)	$0.44	$0.22	$0.00	$(0.33)
Diluted (4)	$0.37	$0.20	$0.00	$(0.33)

Shares used in computing per share amounts:
Basic (4)	22,027	22,294	22,419	22,589
Diluted (4)	26,036	25,403	25,255	22,589

2001	1st (1)	2nd (1)	3rd (1)	4th (1)
	(in thousands except per share data)

Net Revenues	$15,712	$20,020	$28,622	$36,878
Gross profit	9,571	12,326	17,471	22,193
Income from operations	4,109	5,231	8,780	12,234
Net income	2,760	3,353	5,774	8,091

Earnings per share:
Basic (4)	$0.15	$0.18	$0.29	$0.40
Diluted (4)	$0.13	$0.14	$0.24	$0.33

Shares used in computing per share amounts:
Basic (4)	18,864	19,144	19,575	20,135
Diluted (4)	22,362	23,386	23,849	24,523

(1)	Our fiscal year end is the Sunday closest to September 30 and our fiscal quarters end on the Sunday closest to the end of the calendar quarter. For convenience, we have indicated that our quarters end on December 31, March 31, June 30 and September 30.

(2)	Financial data for the third quarter of fiscal 2001 include restructuring charges of $1.4 million resulting from a sudden and significant decrease in the demand on our internal fabrication facility. The company also took excess inventory charges of $1.5 million to cost of sales.

(3)	Financial data for the fourth quarter of fiscal 2001 include restructuring and impairment charges of $14.4 million resulting from our decision to cease all new product and process development in our internal fabrication facility. The Company also took excess inventory charges of $0.4 million to cost of sales.

(4)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing earnings (loss) per share.

54

Schedule II Elantec Semiconductor, Inc. and Subsidiaries Valuation and Qualifying Accounts Year ended September 30, 2001, 2000, and 1999

	Balance at Beginning of Year	Additions Charged to Cost and Expense	Deductions	Balance at End of Year
Year ended September 30, 2001
Allowance for doubtful accounts and product returns
(deducted from accounts receivable)	$3,121	$—	$(1,211)	$1,910

Year ended September 30, 2000
Allowance for doubtful accounts and product returns
(deducted from accounts receivable)	$1,384	$1,790	$(53)	$3,121

Year ended September 30, 1999
Allowance for doubtful accounts and product returns
(deducted from accounts receivable)	$1,076	$475	$(167)	$1,384

55

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 26th day of December, 2001.

ELANTEC SEMICONDUCTOR, INC. By: /s/ Richard M. Beyer —————————————— Richard M. Beyer President, Chief Executive Officer, and Director

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard M. Beyer and Brian McDonald, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:

/s/ Richard M. Beyer ——————————— Richard M. Beyer	President, Chief Executive Officer and Director	December 26, 2001

Principal Financial Officer:

/s/ Brian McDonald ——————————— Brian McDonald	Vice President of Finance and Administration, Chief Financial Officer and Secretary	December 26, 2001

Additional Directors:

/s/ James V. Diller ——————————— James V. Diller	Chairman of the Board of Directors	December 26, 2001

/s/ Chuck K. Chan ——————————— Chuck K. Chan	Director	December 26, 2001

/s/ Alan V. King ——————————— Alan V. King	Director	December 26, 2001

/s/ Umesh Padval ——————————— Umesh Padval	Director	December 26, 2001

56

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

to

Form 10-K

Under

THE SECURITIES EXCHANGE ACT OF 1934

ELANTEC SEMICONDUCTOR, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.09	Executive Change in Control Severance Benefits Agreement between Registrant and Richard Beyer, as amended.

21.01	Subsidiaries of the Company

23.01	Independent Auditors’ Consent