Form 10-Q
period 2001-12-31
ELANTEC SEMICONDUCTOR INC
filed 2002-02-13
CIK 949872

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _______TO _______

Commission File No. 000-26690

ELANTEC SEMICONDUCTOR, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	77-0408929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

675 Trade Zone Boulevard, Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

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

As of February 1, 2002, 23,109,804 shares of the Registrant’s Common Stock, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

PART II	OTHER INFORMATION

Not Applicable	25

SIGNATURES	26

2

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELANTEC SEMICONDUCTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2001	2000

Net revenues	$22,943	$40,712
Cost of revenues	10,940	16,202

Gross profit	12,003	24,510

Operating expenses:
Research and development	4,988	5,607
Marketing, sales, general and administrative	4,545	6,372
Restructuring charges	550	—

Total operating expenses	10,083	11,979

Income from operations	1,920	12,531
Interest and other income, net	1,016	2,461

Income before income taxes	2,936	14,992
Provision for income taxes	881	5,247

Net income	$2,055	$9,745

Earnings per share:
Basic	$0.09	$0.44

Diluted	$0.08	$0.37

Shares used in computing per share amounts:
Basic	22,790	22,027

Diluted	25,420	26,036

See accompanying notes to the condensed consolidated financial statements. 3

ELANTEC SEMICONDUCTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

	Dec. 31, 2001(1)	Sept. 30, 2001(2)

Assets:
Current assets:
Cash and cash equivalents	$113,101	$129,192
Short-term investments	75,086	54,873
Accounts receivable	7,450	7,258
Inventories	12,711	13,327
Deferred income taxes	3,148	3,130
Prepaid expenses and other current assets	4,650	3,868

Total current assets	216,146	211,648

Property and equipment, net	11,269	12,600
Other assets, net	1,804	1,270
Non-current deferred income taxes	12,603	14,541

Total assets	$241,822	$240,059

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued liabilities	$13,284	$14,798
Deferred revenue	2,573	2,765
Current portion of capital lease obligations	779	917

Total current liabilities	16,636	18,480

Long-term capital lease obligations	315	459
Other long-term liabilities	1,724	1,738

Stockholders’ equity:
Common stock	232	231
Additional paid-in capital	207,699	206,226
Deferred stock compensation	(3,512)	(3,764)
Retained earnings	23,769	21,714
Accumulated other comprehensive income	96	112
Treasury stock, at cost	(5,137)	(5,137)

Total stockholders’ equity	223,147	219,382

Total liabilities and stockholders’ equity	$241,822	$240,059

(1)	Unaudited

(2)	These amounts were derived from the Company’s audited consolidated financial statements at September 30, 2001.

See accompanying notes to the condensed consolidated financial statements. 4

ELANTEC SEMICONDUCTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three months ended December 31,
	2001	2000

Operating activities
Net income	$2,055	$9,745
Reconciliation of net income to net cash provided by
operating activities:
Depreciation and amortization	1,034	1,388
Amortization of deferred stock compensation	252	251
Tax benefit of stock option transactions	973	—
Deferred income taxes	1,920	12
(Gain) loss on disposal of property and equipment	(93)	64
Changes in operating assets and liabilities:
Accounts receivable	(192)	1,728
Inventories	616	(3,683)
Prepaid expenses and other current assets	(782)	5,569
Accounts payable and accrued liabilities	(1,528)	4,298
Deferred revenue	(192)	(818)

Net cash provided by operating activities	4,063	18,554

Investing activities
Purchase of available for sale investments, net	(20,223)	(70,423)
Purchase of property and equipment	(391)	(4,837)
Disposal of property and equipment	781	—
Increase in other assets	(534)	(1)

Net cash used in investing activities	(20,367)	(75,261)

Financing activities
Payments on capital lease obligations	(282)	(363)
Purchase of treasury stock	—	(1,874)
Proceeds from exercise of stock options and employee stock
purchase plan	501	622

Net cash provided by (used in) financing activities	219	(1,615)

Effect of exchange rate changes on cash and cash equivalents	(6)	3

Decrease in cash and cash equivalents	(16,091)	(58,319)
Cash and cash equivalents at beginning of period	129,192	159,531

Cash and cash equivalents at end of period	$113,101	$101,212

Supplemental disclosures of cash flow information
Taxes refunded	$—	$(5,500)

Interest paid	$24	$55

See accompanying notes to the condensed consolidated financial statements. 5

ELANTEC SEMICONDUCTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three month period ended December 30, 2001 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2001.

Our fiscal year end is the Sunday closest to September 30 and our fiscal quarters end on the Sunday closest to the end of the calendar quarter. For convenience, we have indicated that our quarters end on December 31, March 31, June 30 and September 30.

2. Recently Issued Accounting Pronouncements

Business Combinations, Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with indefinite useful lives will not be amortized, but will be tested at least annually for impairment. The Company adopted SFAS 142 on October 1, 2001. The adoption did not have a material impact on the Company’s financial statements.

Long-lived assets. In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001 with earlier adoption being encouraged. The Company adopted SFAS No. 144 on October 1, 2001. The adoption did not have a material impact on the Company’s financial statements.

3. Inventories

Inventories consist of the following balances in thousands:

	December 31, 2001	September 30, 2001

Raw materials	$484	$708
Work-in-process	10,455	9,628
Finished goods	1,772	2,991

	$12,711	$13,327

4. Stockholders’ Equity

On December 19, 2000, the Company’s Board of Directors authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in the open market, depending on market conditions and other corporate considerations. As of December 31, 2001, the Company had repurchased 233,000 shares of its common stock for $5.1 million in connection with the share repurchase program.

5. Earnings per share

The following table sets forth the reconciliation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share computations (in thousands, except per share amounts):

	Three Months Ended December 31,
	2001	2000

Net income (numerator):
Net income	$2,055	$9,745

Shares (denominator):
Weighted average shares of common stock outstanding used in
computation of basic earnings per share	22,790	22,027
Dilutive effect of common stock options	2,614	3,982
Dilutive effect of shares issuable under Employee Stock
Purchase Plan	16	27

Shares used in computation of diluted earnings per share	25,420	26,036

Basic earnings per share	$0.09	$0.44

Diluted earnings per share	$0.08	$0.37

At December 31, 2001, outstanding options to purchase 1,804,826 shares at exercise prices between $34.97 and $121.75 were excluded from the computation of earnings per share as the option price was greater than the average market price of the common shares and, therefore, would be anti-dilutive under the treasury stock method.

At December 31, 2000, outstanding options to purchase 260,055 shares at exercise prices between $72.81 and $121.75 were excluded from the computation of earnings per share as the option price was greater than the average market price of the common shares and, therefore, would be antidilutive under the treasury stock method.

6. Comprehensive Income

There were no material differences between comprehensive income and net income for any of the periods presented.

7. Segment Information

The Company operates in one operating and reportable segment, which is the design, development and marketing of a variety of high performance analog integrated circuits. The Company’s chief operating decision-maker is the Chief Executive Officer.

The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives, and distributors. The Company’s geographic sales, as a percentage of net revenues, were as follows:

	Three months ended December 31,
	2001	2000

Domestic	17%	43%
Export:
Europe	7%	5%
Japan	36%	37%
Korea	28%	12%
Taiwan	11%	3%
Other Pacific Rim countries	1%	—

	100%	100%

The Company’s assets located outside the United States are not material. Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three months ended December 31,
	2001	2000

Microtek International, Inc. - Japan	22%	34%
Samsung Electronics - Korea	18%	*
Lucent Technologies - United States	*	13%
Solectron - United States	*	13%

* less than 10%

Microtek International, is a distributor that supports the Company’s sales to a large number of Japanese customers.

As of December 31, 2001, Microtek International and Samsung Electronics accounted for 29% and 23%, respectively, of the Company’s accounts receivable. At September 30, 2001, Microtek International and Samsung Electronics accounted for 14% and 13%, respectively, of the Company’s accounts receivable.

8. Restructuring Charges

During the first quarter of fiscal 2002, the Company, as part of a restructuring plan announced in fiscal 2001, notified its employees of a reduction of 69 positions. The affected employees include full-time regular employees and alternative workforce in the manufacturing, process development, test engineering and sales departments. Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits. Since the inception of the restructuring through December 31, 2001, 39 positions have been separated or were currently in the separation process, and the Company has paid $211,000 in separation benefits. Remaining cash expenditures associated with employee separations are estimated to be approximately $339,000 through the fourth quarter of fiscal 2002.

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

The section entitled “Factors Affecting Future Results” and other cautionary language in this Form 10-Q, as well as the various disclosures made by us in our reports filed with the Securities and Exchange Commission, including our 2001 Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations we describe in our forward-looking statements. You are urged to read and carefully consider these disclosures made by us.

Results of Operations – The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated.

	Three Months Ended December 31
	2001	2000

Net revenues	100.0%	100.0%
Cost of revenues	47.7%	39.8%
Gross profit	52.3%	60.2%

Operating expenses:
Research and development	21.7%	13.8%
Marketing, sales, general
and administrative	19.8%	15.7%
Restructuring charges	2.4%	—
Income from operations	8.4%	30.8%
Income before income taxes	12.8%	36.8%
Net income	9.0%	23.9%

Net revenues. Net revenues were $22.9 million in the first quarter of fiscal 2002, a decrease of 44% from net revenues of $40.7 million in the first quarter of fiscal 2001. The decrease was primarily due to a softening in our communication and optical storage business. The decrease in revenue from these markets was primarily due to lower demand from our customers resulting from excess inventory in the product channels and a decline in average selling prices for our products. As a percentage of net revenues, revenues from our communication and optical storage market segments were 24% and 32%, respectively, in the first quarter of fiscal 2002 compared to 34% and 39%, respectively, in the first quarter of fiscal 2001. Net revenues from the optical storage market continued to be adversely affected by the slow down in demand for personal computers. Net revenues from the communications market continued to suffer from a decrease in demand in North America, offset slightly by an increase in the communications market in Asia.

Net revenues from our video product line in the first quarter of fiscal 2002 were essentially flat when compared to the same period in fiscal 2001. In the first quarter of fiscal 2002, unit shipments in our video market increased over the same period in fiscal 2001, but was offset by decreases in average selling prices. As a percentage of net revenues, revenues from our video market was 41% in the first quarter of fiscal 2002 compared to 22% in the first quarter of fiscal 2001.

Our power management and legacy product line, which is still in its early stages, did not contribute significantly to our net revenues. Sales from this market represented 4% of our net revenues in the first quarter of fiscal 2002 and 2001, respectively.

Geographically, in the first quarter of fiscal 2002, international sales decreased in all geographic areas, except Asia when compared to the first quarter of fiscal 2001 due to continued general weakness in the global economy. International revenues represented 83% of net revenues, up from 57% of net revenues in the first quarter of fiscal 2001, while domestic net revenues in the first quarter of fiscal 2002 decreased to 17% compared to 43% in the first quarter of fiscal 2001. The positive shift in international revenues is due primarily to strong demand for our video, optical storage and digital subscriber line (xDSL) products from original equipment manufacturers in Asia and Europe and the general weakness in the digital subscriber line (xDSL) markets in North America which significantly weakened demand for our products.

A significant portion of our sales in Japan are denominated in Japanese Yen while our remaining sales worldwide are denominated in United States dollars. As a result, changes in exchange rates that strengthen the U.S. dollar could increase the local prices of our products and make these products more expensive than those of our competitors denominated in local currencies, leading to a reduction in sales and profitability. Also, changes in exchange rates that weaken the Japanese Yen will reduce the U.S. dollars that we receive for our sales denominated in Japanese Yen, leading to a reduction in revenue and profitability. We have not taken any measures to protect our forecasted sales denominated in Yen against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations. However, we enter into foreign currency forward contracts to hedge trade receivables denominated in Yen.

Revenues are stated net of estimated discounts and allowances. Revenue from product sales direct to customers and foreign distributors is generally recognized upon shipment. However, we defer the recognition of revenue and the related cost of revenue on shipments to domestic distributors that have certain rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributor.

Gross margin. Gross margin was 52.3% for the first quarter of fiscal 2002 compared to 60.2% in the corresponding period in fiscal 2001. Gross margin decreased due to a decline in the average selling prices of our products, decreased capacity utilization in our manufacturing facilities and a reduced mix of higher margin products. These reductions in gross margin were partially offset by improvements in manufacturing efficiencies and yields.

Research and development expenses. Research and development (“R&D”) expenses decreased by $619,000 or 11% for the first quarter of fiscal 2002 as compared to the corresponding period in fiscal 2001. The decrease in R&D expenses was due primarily to lower prices from our wafer and mask set vendors resulting in lower spending of approximately $495,000 on prototype expenses, and lower spending of approximately $346,000 on outside services and facility costs. The decrease was offset by an increase of approximately $179,000 in depreciation expenses associated with development and design tools and higher employee spending of $43,000. As a percentage of net revenues, R&D expenses increased from 13.8% to 21.7% for the first quarter of 2002 primarily due to lower revenues during the first quarter of fiscal 2002.

Marketing, sales, general and administrative expenses. Marketing, sales, general and administrative (“SG&A”) expenses decreased by $1.8 million or 29% for the first quarter of fiscal 2002 compared to the corresponding period in fiscal 2001. The decrease in SG&A expenses was due primarily to decreased headcount related expenses of $923,000 as a result of lower sales commissions and management bonuses and lower selling expenses of $1.0 million due to the decrease in revenue. The decrease was somewhat offset by increases in facility and equipment costs of approximately $100,000. As a percentage of net revenues, SG&A expenses increased from 15.7% to 19.8% for the first quarter of 2002 primarily due to lower revenues during the first quarter of fiscal 2002.

Restructuring charges. During fiscal 2001, we decided to cease new product and process development in our internal fabrication facility and to outsource all new product and process development. We also decided to outsource some of our internal testing requirements. As a result of these restructuring plans, we concluded that we would have to reduce our workforce. During the first quarter of fiscal 2002, as part of our restructuring plan, we notified our employees of a reduction of 69 positions over a period of several months. We recorded a pre-tax charge of $550,000 related to severance. Remaining cash payments related to the reduction in force are expected to be $339,000 in fiscal 2002.

Interest and other income, net. Interest and other income, net reflects interest income from short-term investments offset by interest expense on capital leases and gains and losses on foreign exchange transactions. Interest and other income, net was $1.0 million in the first quarter of fiscal 2002, a decrease of $1.5 million over the corresponding period of fiscal 2001. The decrease in interest and other income, net was due primarily to a decrease in interest rates on our short-term investments.

Provision for income taxes. Our effective tax rate for the first three months of fiscal 2002 is 30% compared to 35% in the same period of fiscal 2001. This decrease was due primarily to an increased percentage of our earnings being taxed at lower rates in foreign jurisdictions.

Recent Accounting Pronouncements

Business Combinations, Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with indefinite useful lives will not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS No. 142 on October 1, 2001. The adoption did not have a material impact on our financial statements.

Long-lived assets. In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on October 1, 2001. The adoption did not have a material impact on our financial statements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and short-term investments of $188.2 million at December 31, 2001.

Cash and cash equivalents were $113.1 million at December 31, 2001, representing a decrease of $16.1 million from September 30, 2001. This decrease was due to net investment in marketable securities with average maturities of more than ninety days of $20.2 million offset by an increase in cash generated from operations of $4.1 million.

Cash and cash equivalents were $101.2 million at December 31, 2000, representing a decrease of $58.3 million from September 30, 2000. This decrease was due to net investment in marketable securities with average maturities of more than ninety days of $70.4 million, purchase of treasury stock of $1.9 million, capital expenditures of $4.8 million primarily for new process development, assembly and test facilities and payments on capital leases of $0.4 million. These outflows were offset by an increase in cash generated from operations of $18.6 million and proceeds from the exercise of employee stock options of $0.6 million.

We do not expect to make any substantial capital equipment acquisitions during fiscal 2002. As at December 30, 2001 open purchase commitments for capital equipment was $367,000.

On December 19, 2000, our Board of Directors authorized a share repurchase program to purchase up to 1,000,000 shares of our common stock in the open market, depending on market conditions and other corporate considerations. As of December 31, 2001, we have repurchased 233,000 shares of our common stock for $5.1 million in connection with the share repurchase program.

We believe that our current cash and equivalents, short-term investments and cash generated from operations will satisfy our expected working capital and capital expenditure requirements for at least the next twelve months.

Factors Affecting Future Results

Except for historical information contained herein, the matters set forth in this Report on Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors as, among others, delays in new product and process technology announcements and product introductions by us or our competitors, competitive pricing pressures, fluctuations in manufacturing yields, changes in the mix or markets in which our products are sold, availability and costs of raw materials, reliance on subcontractors, the cyclical nature of the semiconductor industry, industry-wide wafer processing capacity, political and economic conditions in various geographic areas, and costs associated with other events, such as under-utilization or expansion of production capacity, intellectual property disputes, litigation, or environmental regulation and other factors described below.

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

Sales of our products to customers outside the United States have accounted for a significant part of our net revenues. Our net international sales, as a percentage of our net revenues were 83% for the quarter ended December 31, 2001, 63% for the year ended September 30, 2001 and 75% for the year ended September 30, 2000. We expect net international sales, particularly into Japan, Taiwan and South Korea, to continue to account for a significant percentage of our net revenues in the future. In addition, we expect to continue to rely on manufacturers and subcontractors located in Taiwan, Malaysia and Thailand. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These include:

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

Our operating results are subject to significant variation due to the cyclical nature of the semiconductor industry. The semiconductor industry is currently experiencing a downturn that is adversely affecting our operating results. Our net revenues for the quarter ended December 31, 2001 decreased 44% from the same period in fiscal 2001. Our net income decreased from $9.7 million in the first quarter of fiscal 2001 to $2.1 million in the first quarter of fiscal 2002. Our business depends upon the current and anticipated market demand for analog semiconductors and products using analog semiconductors. Prolonged downturns in the semiconductor industry will likely lead to proportionately greater downturns in our net income or we may incur net losses.

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

OUR NET REVENUES MAY DECREASE IF WE LOSE ANY OF OUR SIGNIFICANT CUSTOMERS, THEREBY HARMING OUR OPERATING RESULTS.

A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. For the quarter ended December 31, 2001, Microtek International, Inc. and Samsung accounted for 22% and 18% of our net revenues, respectively. The loss of any significant customer coupled with our inability to obtain orders from new customers to compensate for such loss could cause our net revenues to decline, thereby harming our operating results.

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

Semiconductor design and process methodologies are subject to rapid technological change, and require large expenditures for research and development. We incurred research and development expenses of $22.8 million in fiscal 2001 and $5.0 million in the first quarter of fiscal 2002. We expect that our expenses for research and development will continue to increase because we continuously attempt, on a product-by-product basis, to migrate to smaller geometry process technologies. Other companies in the industry have experienced difficulty in transitioning to new manufacturing processes and, consequently, have suffered reduced yields or delays in product deliveries. While we believe that transitioning our products to smaller geometries will be important for us to remain competitive, we cannot be certain that we can make these transitions successfully and on a cost-effective basis.

WE DEPEND ON A LIMITED NUMBER OF THIRD PARTY FOUNDRIES TO MANUFACTURE MOST OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE PRODUCTION, SUPPLY AND DELIVERY OF OUR PRODUCTS.

We depend on a limited number of third party foundries for the production of most of our products. In particular, Agere Systems Inc. currently manufactures all of our junction isolation bipolar wafers, and American Microsystems, Inc. and UMC manufacture all of our complementary metal-oxide-semiconductor wafers. Also, we entered into a foundry relationship with Philips Semiconductors Inc. to manufacture junction isolation bipolar wafers for us. Our dependence on third parties to fabricate our products has significant risks that could potentially harm our operating results, including:

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

WE ARE RESPONSIBLE FOR THE PRODUCTION OF OUR DIELECTRIC ISOLATION AND SILICON-ON-INSULATOR WAFERS AND OUR RESULTS OF OPERATIONS COULD BE HARMED IF OUR SUPPLY OF THOSE WAFERS DOES NOT MEET DEMAND.

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

WE RELY ON A LIMITED NUMBER OF PACKAGING SUBCONTRACTORS THAT MAY NOT HAVE ADEQUATE CAPACITY TO MEET OUR PRODUCT DELIVERY REQUIREMENTS.

We rely on a limited number of packaging subcontractors with whom we do not have long-term contracts. In general, the wafers we manufacture at our fabrication facilities and the wafers we purchase from our outside foundries are tested at our facilities. The wafers are then sent to our packaging subcontractors for packaging and assembly. Our reliance on these subcontractors involves significant risks, including the lack of adequate capacity, the possibility that necessary process technologies will be eliminated and reduced control over quality and delivery schedules. These independent subcontractors may discontinue doing business with us for a variety of reasons. As a result, we may experience product delivery and quality assurance problems, which in turn may harm our reputation and operating results.

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

WE MAY ENGAGE IN FUTURE ACQUISITIONS, WHICH COULD HARM OUR PROFITABILITY OR PUT A STRAIN ON OUR RESOURCES, OR CAUSE DILUTION TO OUR STOCKHOLDERS.

We may make acquisitions of complementary businesses, products or technologies. Integrating newly acquired organizations, products or technologies into our business could be expensive, time consuming and may not be successful. Future acquisitions could divert our management’s attention from other business concerns and expose our business to unforeseen liabilities or risks associated with entering new markets. In addition, we may lose key employees while integrating these new organizations. Consequently, we may not be successful in integrating any acquired business, products or technologies and may not achieve anticipated revenue and cost benefits. Furthermore, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities, amortization expenses related to goodwill and other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

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

OUR REPORTED RESULTS MAY BE ADVERSELY AFFECTED BY CHANGES IN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). GAAP is subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations can have a significant effect on our reported results, and may even affect the reporting of transactions completed prior to the announcement of a change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 2001.

PART II - OTHER INFORMATION

Not Applicable. 25

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2002	ELANTEC SEMICONDUCTOR, INC. (Registrant) By: /s/ Brian McDonald —————————————— Brian McDonald Chief Financial Officer (duly authorized officer and principal financial officer)